Form 10-Q
period 2018-03-31
PACIFIC MERCANTILE BANCORP
filed 2018-05-04
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐    No  ☒
As of May 2, 2018, there were 23,320,182 shares of Common Stock outstanding.

PACIFIC MERCANTILE BANCORP
QUARTERLY REPORT ON FORM 10Q
FOR THE QUARTER ENDED MARCH 31, 2018

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except for per share data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$14,438	$12,198
Interest bearing deposits with financial institutions	170,205	186,010
Cash and cash equivalents	184,643	198,208
Interest-bearing time deposits with financial institutions	2,420	2,920
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,447	8,107
Securities available for sale, at fair value	30,804	39,738
Loans (net of allowances of $13,405 and $14,196, respectively)	1,050,034	1,053,201
Other real estate owned	2,073	—
Accrued interest receivable	3,815	3,872
Premises and equipment, net	1,213	1,094
Other assets	14,318	15,464
Total assets	$1,297,767	$1,322,604
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$335,591	$338,273
Interest-bearing	778,437	801,120
Total deposits	1,114,028	1,139,393
Borrowings	40,727	40,866
Accrued interest payable	421	397
Other liabilities	8,669	11,545
Junior subordinated debentures	17,527	17,527
Total liabilities	1,181,372	1,209,728
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, no par value, 85,000,000 shares authorized; 23,312,682 and 23,232,515 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	150,896	150,689
Accumulated deficit	(33,060)	(36,670)
Accumulated other comprehensive loss	(1,441)	(1,143)
Total shareholders’ equity	116,395	112,876
Total liabilities and shareholders’ equity	$1,297,767	$1,322,604
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Interest income:
Loans, including fees	$14,045	$10,998
Securities available for sale and stock	274	342
Interest-bearing deposits with financial institutions	696	264
Total interest income	15,015	11,604
Interest expense:
Deposits	2,478	1,376
Borrowings	352	157
Total interest expense	2,830	1,533
Net interest income	12,185	10,071
Provision for loan and lease losses	—	—
Net interest income after provision for loan and lease losses	12,185	10,071
Noninterest income
Service fees on deposits and other banking services	387	308
Net gain on sale of securities available for sale	48	—
Net (loss) gain on sale of other assets	(4)	2
Other noninterest income	624	660
Total noninterest income	1,055	970
Noninterest expense
Salaries and employee benefits	6,160	5,712
Occupancy	618	645
Equipment and depreciation	446	418
Data processing	392	341
FDIC expense	282	304
Professional fees	749	1,110
Business development	184	143
Loan related expense	170	22
Insurance	63	61
Other operating expense	469	455
Total noninterest expense	9,533	9,211
Income before income taxes	3,707	1,830
Income tax provision	—	49
Net income allocable to common shareholders	$3,707	$1,781
Basic income per common share:
Net income available to common shareholders	$0.16	$0.08
Diluted income per common share:
Net income available to common shareholders	$0.16	$0.08
Weighted average number of common shares outstanding:
Basic	23,265,727	23,138,284
Diluted	23,442,380	23,238,428
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$3,707	$1,781
Other comprehensive (loss) income, net of tax:
Change in unrealized holding (loss) gain on securities available for sale	(347)	240
Less: Reclassification adjustment for change in accounting principle	(97)	—
Less: Reclassification adjustment for net gains included in net income	48	—
Net unrealized holding (loss) gain on securities available for sale	(298)	240
Total comprehensive income	$3,409	$2,021
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
(Unaudited)
For the Three Months Ended March 31, 2018

	Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount
Balance at December 31, 2017	23,233	$150,689	$(36,670)	$(1,143)	$112,876
Implementation of ASU 2016-01	—	—	(97)	—	(97)
Issuance of restricted stock, net	72	—	—	—	—
Common stock based compensation expense	—	179	—	—	179
Common stock options exercised	8	28	—	—	28
Net income	—	—	3,707	—	3,707
Other comprehensive loss	—	—	—	(298)	(298)
Balance at March 31, 2018	23,313	$150,896	$(33,060)	$(1,441)	$116,395
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net income	$3,707	$1,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88	106
Provision for loan and lease losses	—	—
Amortization of premium on securities	49	58
Net gain on sale of securities available for sale	(48)	—
Other than temporary impairment on securities available for sale	—	—
Net amortization of deferred fees and unearned income on loans	(16)	(194)
Net loss (gain) on sale of other assets	4	(2)
Stock-based compensation expense	179	197
Other	59	—
Changes in operating assets and liabilities:
Net decrease (increase) in accrued interest receivable	57	(259)
Net decrease (increase) in other assets	1,195	(127)
Net decrease in income taxes receivable	4	—
Net increase in accrued interest payable	24	3
Net decrease in other liabilities	(2,876)	(660)
Net cash provided by discontinued operations	—	—
Net cash provided by operating activities	2,426	903
Cash Flows From Investing Activities:
Net decrease in interest-bearing time deposits with financial institutions	500	—
Maturities of and principal payments received on securities available for sale and other stock	1,596	1,727
Purchase of securities available for sale and other stock	(340)	(998)
Proceeds from sale of securities available for sale and other stock	6,883	—
Purchase of other investments	(89)	—
Net decrease (increase) in loans	971	(4,426)
Purchases of premises and equipment	(207)	(43)
Proceeds from sale of other assets	32	—
Proceeds from sale of premises and equipment	—	2
Net cash provided by (used in) investing activities	9,346	(3,738)
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(25,365)	51,584
Proceeds from borrowings	11,000	—
Payments of borrowings	(11,000)	(15,000)
Proceeds from exercise of common stock options	28	911
Net cash (used in) provided by financing activities	(25,337)	37,495
Net (decrease) increase in cash and cash equivalents	(13,565)	34,660
Cash and Cash Equivalents, beginning of period	198,208	138,845
Cash and Cash Equivalents, end of period	$184,643	$173,505
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$2,806	$1,530
Cash paid for income taxes	$1	$2
Non-Cash Investing Activities:
Transfer of loans into other assets	$—	$58
Transfer of loans into other real estate owned	$1,346	$—
Impact of change in accounting principle	$97	$—
Assumption of debt upon foreclosure of property	$727	$—
 The accompanying notes are an integral part of these consolidated financial statements.

1. Nature of Business
Organization
Pacific Mercantile Bancorp (“PMBC”) is a bank holding company which, through its wholly owned subsidiary, Pacific Mercantile Bank (the “Bank”), is engaged in the commercial banking business in Southern California. PMBC is registered as a one bank holding company under the United States Bank Holding Company Act of 1956, as amended, and, as such, is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of San Francisco (“FRBSF”) under delegated authority from the Federal Reserve Board. Substantially all of our operations are conducted and substantially all of our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses, and income. The Bank provides a full range of banking services to small and medium-size businesses and professionals primarily in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California and is subject to competition from, among other things, other banks and financial institutions and from financial services organizations conducting operations in those same markets. The Bank is chartered by the California Department of Business Oversight under the Division of Financial Institutions and is a member of the FRBSF. In addition, the deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law. PM Asset Resolution, Inc. (“PMAR”) is a wholly owned subsidiary of PMBC, which exists for the purpose of purchasing certain non-performing loans and other real estate from the Bank and thereafter collecting on or disposing of those assets.
PMBC, the Bank and PMAR are sometimes referred to, together, on a consolidated basis, in this report as the “Company” or as “we”, “us” or “our”.

2. Significant Accounting Policies
Except as discussed below, our accounting policies are described in Note 2, Significant Accounting Policies of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (“Form 10-K”).
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
Principles of Consolidation
Our consolidated financial statements for the three months ended March 31, 2018 and 2017 include the accounts of PMBC, the Bank and PMAR. All significant intercompany balances and transactions were eliminated in consolidation.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amended its guidance on revenue recognition to conform with international accounting guidance under the International Accounting Standards Board. The ASU provides a framework for addressing revenue recognition and replaces most existing revenue recognition guidance, as well as requires increased disclosure requirements. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 by one year. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. We adopted this guidance on January 1, 2018 using the modified retrospective approach. Adoption of this guidance did not have a significant impact on our financial statements as the accounting for interest income on loans and investments, loan service fee income, prepayment fees, and loan origination fees are excluded from the scope of this standard. Upon implementation of this guidance, the cumulative effect of any adjustments was deemed immaterial and thus not significant. As such, the expanded disclosures required by the guidance, including the disaggregated revenue disclosures, were not deemed necessary since interest income sources are scoped out and there are no additional significant sources of non-interest income to be broken out on the consolidated statement of operations.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which enhances the reporting model for financial instruments to provide users of financial statements with more useful information. Some of the provisions include: requiring equity investments to be measured at fair value with changes in fair value recognized in net income, simplifying the impairment assessment of equity investments without readily determinable fair values, eliminating the requirement to disclose the method and significant assumptions used to estimate fair value on financial instruments measured at amortized cost on the balance sheet, requiring public business entities to use the exit price notion when measuring the fair value of financial instruments, requiring the reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option, requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or notes to the financial statements, and clarifying that the reporting organization should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the organization's other deferred tax assets. This guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption was not permitted for public companies. We adopted this guidance on January 1, 2018. We recorded a $97 thousand adjustment to our beginning retained earnings upon adoption of this guidance as we had one available-for-sale equity investment where the change in fair value is currently recognized in net income, as compared to the previous practice of flowing through changes in fair value to other comprehensive income. This investment was sold during the three months ended March 31, 2018 limiting the impact of this accounting change on our consolidated financial statements or on our disclosures related to investments.
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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance for classification of specific items on the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. We adopted this guidance on January 1, 2018 and it did not have a material impact on our statement of cash flows.
In May 2017, the FASB issued ASU 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. This guidance is effective for interim and annual periods beginning after

December 15, 2017. Early adoption is permitted. We adopted this guidance on January 1, 2018 and it did not have an impact on our consolidated financial statements and disclosures.

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
FHLB and FRBSF Stock. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF. During the three months ended March 31, 2018, we purchased no FHLB stock and 6,802 shares of FRBSF stock. No shares of FHLB stock or FRBSF stock were called during the three months ended March 31, 2018. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.
Investment Securities Available for Sale. Fair value measurement for our investment securities available for sale is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 investment securities include those traded on an active exchange, such as the New York Stock Exchange, and U.S. Treasury securities that are traded by dealers or brokers in active over-the- counter markets. Level 2 investment securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.
Equity Investments Without Readily Determinable Fair Value. Equity investments without readily determinable fair value are accounted for under the measurement alternative method of accounting. These investments are measured at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Any cash or stock dividends paid to us on such investments are reported as noninterest income.

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
Loans. The fair value for loans with variable interest rates less a credit discount is the carrying amount. The fair value of fixed rate loans is derived by calculating the present value of expected future cash flows discounted at the loan’s original interest rate by the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk and represent the exit price of the loans. Changes are not recorded directly as an adjustment to current earnings or comprehensive income, but rather as an adjustment component in determining the overall adequacy of the loan loss reserve.
Other Real Estate Owned (“OREO”). OREO is reported at its net realizable value (fair value less estimated costs to sell) at the time any real estate collateral is acquired by the Bank in satisfaction of a loan. Subsequently, OREO is carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is determined based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the foreclosed asset at Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the foreclosed asset at Level 3.
Other Foreclosed Assets. Other foreclosed assets are reported at their net realizable value (fair value less estimated costs to sell), at the time any collateral other than real estate is acquired by the Bank in satisfaction of a loan. Subsequently, other foreclosed assets are carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is determined based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the foreclosed asset at Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the foreclosed asset at Level 3.

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
Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017:

	At March 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Debt securities available for sale
U.S. Treasury securities	$2,964	$—	$2,964	$—
Residential mortgage backed securities issued by U.S. agencies	27,840	—	27,840	—
Total debt securities available for sale at fair value	$30,804	$—	$30,804	$—

	At December 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Debt securities available for sale
U.S. Treasury securities(1)	$2,971	$—	$2,971	$—
Residential mortgage backed securities issued by U.S. agencies	30,122	—	30,122	—
Asset-backed security (1)	1,741	—	—	1,741
Total debt securities available for sale	34,834	—	33,093	1,741
Equity securities
Mutual funds (1)	4,904	4,904	—	—
Total debt and equity securities available for sale at fair value	$39,738	$4,904	$33,093	$1,741

(1)	These investments were sold during the three months ended March 31, 2018. Refer to Note 4, Investments for further detail regarding these sales.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the three months ended March 31, 2018:

Asset Backed Securities
(Dollars in thousands)
Balance of recurring Level 3 instruments at December 31, 2017	$1,741
Total gains or losses (realized/unrealized):
Included in earnings-realized	53
Included in other comprehensive income	251
Sales	(2,054)
Settlements	9
Balance of recurring Level 3 instruments at March 31, 2018	$—
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

	At March 31, 2018				At December 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Impaired loans	$7,201	$—	$—	$7,201	$6,360	$—	$—	$6,360
Other real estate owned	2,073	—	2,073	—	—	—	—	—
Total	$9,274	$—	$2,073	$7,201	$6,360	$—	$—	$6,360

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of March 31, 2018, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of March 31, 2018	Valuation Techniques(2)	Unobservable Inputs(2)	Range	Weighted Average
	(Dollars in thousands)
Assets
Impaired loans	7,201	Third-Party Pricing	Discounted cash flow	N/A (1)	N/A (1)
	$7,201

(1)
As part of our process, we obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.

(2)	As of March 31, 2018, there has been no change to our valuation techniques or the types of unobservable inputs used in the calculation of fair value from December 31, 2017.
Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of March 31, 2018 and December 31, 2017, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At March 31, 2018					At December 31, 2017
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$184,643	$184,643	$184,643	$—	$—	$198,208	$198,208	198,208	—	—
Interest-bearing deposits with financial institutions	2,420	2,420	2,420	—	—	2,920	2,920	2,920	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	8,447	8,447	8,447	—	—	8,107	8,107	8,107	—	—
Loans, net	1,050,034	1,039,268	—	—	1,039,268	1,053,201	1,046,171	—	—	1,046,171
Accrued interest receivable	3,815	3,815	3,815	—	—	3,872	3,872	3,872	—	—
Financial liabilities:
Noninterest bearing deposits	335,591	335,591	335,591	—	—	338,273	338,273	338,273	—	—
Interest-bearing deposits	778,437	776,015	—	776,015	—	801,120	800,169	—	800,169	—
Borrowings	40,727	40,977	—	40,977	—	40,866	41,238	—	41,238	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	421	421	421	—	—	397	397	397	—	—

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at March 31, 2018 and December 31, 2017:

(Dollars in thousands)	March 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
U.S. Treasury securities	$2,996	$—	$(32)	$2,964	$2,996	$—	$(25)	$2,971
Residential mortgage backed securities issued by U.S. Agencies(1)	29,248	1	(1,409)	27,840	30,894	5	(777)	30,122
Asset backed security(2)	—	—	—	—	1,992	—	(251)	1,741
Mutual funds(3)	—	—	—	—	5,000	11	(107)	4,904
Total	$32,244	$1	$(1,441)	$30,804	$40,882	$16	$(1,160)	$39,738

(1)	Secured by closed-end first liens on 1-4 family residential mortgages.

(2)
Comprised of a security that represented an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies. This investment was sold during the three months ended March 31, 2018.

(3)
Consisted primarily of mutual fund investments in closed-end first liens on 1-4 family residential mortgages. As a result of the adoption of ASU 2016-01 effective January 1, 2018, the change in fair value for all equity securities is required to be recorded within the income statement and would no longer be included in this table. However, this investment was sold during the three months ended March 31, 2018 so the only impact from the adoption of ASU 2016-01 in 2018 relates to the adjustment to beginning retained earnings for the $97 thousand gross unrealized loss as of December 31, 2017.

At March 31, 2018 and December 31, 2017, U.S. agency residential mortgage backed securities with an aggregate fair market value of $16.9 million and $22.7 million, respectively, were pledged to secure repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at March 31, 2018 and December 31, 2017 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At March 31, 2018 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$6,818	$17,257	$7,958	$211	$32,244
Securities available for sale, estimated fair value	6,523	16,554	7,520	207	30,804
Weighted average yield	1.43%	1.49%	1.58%	2.26%	1.50%

	At December 31, 2017 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost (1)	$5,685	$23,772	$8,956	$2,469	$40,882
Securities available for sale, estimated fair value (1)	5,543	23,253	8,727	2,215	39,738
Weighted average yield (1)	1.49%	1.60%	1.63%	3.86%	1.73%

(1)
Included within these balances are equity securities that consisted primarily of mutual fund investments in closed-end first liens on 1-4 family residential mortgages. As a result of the adoption of ASU 2016-01 effective January 1, 2018, the change in fair value for all equity securities is required to be recorded within the income statement and would no longer be included in this table. However, this investment was sold during the three months ended March 31, 2018 so the only impact from the adoption of ASU 2016-01 in 2018 relates to the adjustment to beginning retained earnings for the $97 thousand gross unrealized loss as of December 31, 2017.

We purchased no securities available for sale during the three months ended March 31, 2018. During the three months ended March 31, 2017, we purchased $1.0 million of securities available for sale. During the three months ended March 31, 2018, we had sales proceeds of $2.1 million on the sale of debt securities available for sale, with a gain of $53 thousand, and sales proceeds of $4.8 million on the sale of our equity securities, with a loss of $5 thousand. We had no sales of securities available for sale during the three months ended March 31, 2017.
The tables below indicate, as of March 31, 2018 and December 31, 2017, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at March 31, 2018
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$2,964	$(32)	$—	$—	$2,964	$(32)
Residential mortgage backed securities issued by U.S. Agencies	1,717	(40)	26,054	(1,369)	27,771	(1,409)
Total	$4,681	$(72)	$26,054	$(1,369)	$30,735	$(1,441)

	Securities with Unrealized Loss at December 31, 2017
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$2,971	$(25)	$—	$—	$2,971	$(25)
Residential mortgage backed securities issued by U.S. Agencies	$1,400	$(15)	$28,241	$(762)	$29,641	$(777)
Residential collateralized mortgage obligations issued by non-agencies	—	—	—	—	—	—
Asset-backed security	—	—	1,740	(251)	1,740	(251)
Mutual funds (1)	1,485	(15)	2,658	(92)	4,143	(107)
Total	$5,856	$(55)	$32,639	$(1,105)	$38,495	$(1,160)

(1)
Consisted primarily of mutual fund investments in closed-end first liens on 1-4 family residential mortgages. As a result of the adoption of ASU 2016-01 effective January 1, 2018, the change in fair value for all equity securities is required to be recorded within the income statement and would no longer be included in this table. However, this investment was sold during the three months ended March 31, 2018 so the only impact from the adoption of ASU 2016-01 in 2018 relates to the adjustment to beginning retained earnings for the $97 thousand gross unrealized loss as of December 31, 2017.

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
Through the impairment assessment process, we determined that there were no available-for-sale debt securities that were other-than-temporarily impaired at March 31, 2018. We recorded no impairment credit losses on available-for-sale debt securities in our consolidated statements of operations for the three months ended March 31, 2018 and 2017.
We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of March 31, 2018 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).
Equity Investments Without Readily Determinable Fair Value
As of March 31, 2018, we had two investments in limited partnerships without a readily determinable fair value. As of March 31, 2018, we owned less than 3% of the total investment in each partnership. Under ASU 2016-01, we elected to measure these equity investments using the measurement alternative, which requires that these investments are measured at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. During the three months ended March 31, 2018, these investments were not impaired and there were no observable price changes. As a result, the balance shown below as of March 31, 2018 represents the cost of the investments and is included within other assets on the consolidated statements of financial condition. Prior to the adoption of ASU 2016-01, these investments were accounted for under the cost method of accounting and included within other assets on the consolidated statements of financial condition. During the three months ended March 31, 2018, we had $89 thousand of capital contributions to these investments. We had no capital contributions to these investments during the three months ended March 31, 2017. As of March 31, 2018 and December 31, 2017, our equity investments without readily determinable fair value were as follows:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Equity investments without readily determinable fair value	$982	$893

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$395,987	37.3%	$394,493	37.1%
Commercial real estate loans – owner occupied	210,901	19.9%	214,365	20.1%
Commercial real estate loans – all other	221,935	20.9%	228,090	21.4%
Residential mortgage loans – multi-family	109,545	10.3%	114,302	10.7%
Residential mortgage loans – single family	25,244	2.4%	24,848	2.3%
Construction and land development loans	39,500	3.7%	34,614	3.3%
Consumer loans	57,173	5.4%	53,918	5.1%
Gross loans	1,060,285	100.0%	1,064,630	100.0%
Deferred fee (income) costs, net	3,154		2,767
Allowance for loan and lease losses	(13,405)		(14,196)
Loans, net	$1,050,034		$1,053,201
At March 31, 2018 and December 31, 2017, real estate loans of approximately $741 million and $669 million, respectively, were pledged to secure borrowings obtained from the FHLB and to support our unfunded borrowing capacity.
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

Set forth below is a summary of the activity in the ALLL, by portfolio type, during the three months ended March 31, 2018 and 2017:

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL in the three months ended March 31, 2018:
Balance at beginning of period	$9,155	$2,906	$650	$1,043	$442	$14,196
Charge offs	(1,068)	—	—	—	—	(1,068)
Recoveries	272	—	—	5	—	277
Provision	(725)	349	238	64	74	—
Balance at end of period	$7,634	$3,255	$888	$1,112	$516	$13,405
ALLL in the three months ended March 31, 2017:
Balance at beginning of period	$11,276	$4,226	$343	$642	$314	$16,801
Charge offs	$(446)	$(1)	$—	$(9)	$—	$(456)
Recoveries	260	27	—	162	—	449
Provision	(856)	(395)	(227)	11	1,467	—
Balance at end of period	$10,234	$3,857	$116	$806	$1,781	$16,794
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of March 31, 2018 and December 31, 2017.

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL balance at March 31, 2018 related to:
Loans individually evaluated for impairment	$19	$—	$—	$—	$—	$19
Loans collectively evaluated for impairment	7,615	3,255	888	1,112	516	13,386
Total	$7,634	$3,255	$888	$1,112	$516	$13,405
Loans balance at March 31, 2018 related to:
Loans individually evaluated for impairment	$4,788	$2,359	$—	$54	$—	$7,201
Loans collectively evaluated for impairment	391,199	540,022	39,500	82,363	—	1,053,084
Total	$395,987	$542,381	$39,500	$82,417	$—	$1,060,285
ALLL balance at December 31, 2017 related to:
Loans individually evaluated for impairment	$7	$—	$—	$—	$—	$7
Loans collectively evaluated for impairment	9,148	2,906	650	1,043	442	14,189
Total	$9,155	$2,906	$650	$1,043	$442	$14,196
Loans balance at December 31, 2017 related to:
Loans individually evaluated for impairment	$3,672	$2,461	$—	$227	$—	$6,360
Loans collectively evaluated for impairment	390,821	554,296	34,614	78,539	—	1,058,270
Total	$394,493	$556,757	$34,614	$78,766	$—	$1,064,630

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factor into our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at March 31, 2018 and December 31, 2017:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At March 31, 2018
Commercial loans	$100	$—	$1,385	$1,485	$394,502	$395,987	$1,385
Commercial real estate loans – owner-occupied	881	—	—	881	210,020	210,901	—
Commercial real estate loans – all other	865	—	—	865	221,070	221,935	—
Residential mortgage loans – multi-family	—	—	—	—	109,545	109,545	—
Residential mortgage loans – single family	—	—	—	—	25,244	25,244	—
Construction and land development loans	—	—	—	—	39,500	39,500	—
Consumer loans	18	—	—	18	57,155	57,173	—
Total	$1,864	$—	$1,385	$3,249	$1,057,036	$1,060,285	$1,385
At December 31, 2017
Commercial loans	$1,387	$—	$2,125	$3,512	$390,981	$394,493	$—
Commercial real estate loans – owner-occupied	—	—	—	—	214,365	214,365	—
Commercial real estate loans – all other	—	936	—	936	227,154	228,090	—
Residential mortgage loans – multi-family	—	—	—	—	114,302	114,302	—
Residential mortgage loans – single family	—	—	—	—	24,848	24,848	—
Construction and land development loans	—	—	—	—	34,614	34,614	—
Consumer loans	—	—	—	—	53,918	53,918	—
Total	$1,387	$936	$2,125	$4,448	$1,060,182	$1,064,630	$—
Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There was $1.4 million of loans 90 days or more past due and still accruing interest at March 31, 2018. There were no loans 90 days or more past due and still accruing interest at December 31, 2017. In certain instances, when a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received (referred to as full nonaccrual basis of accounting), except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income (referred to as nonaccrual cash basis of accounting). Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.

The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$4,403	$3,222
Commercial real estate loans – owner occupied	881	893
Commercial real estate loans – all other	1,478	1,568
Residential mortgage loans – single family	—	171
Consumer	54	56
Total(1)	$6,816	$5,910

(1)    Nonaccrual loans may include loans that are currently considered performing loans.
 We classify our loan portfolio using internal asset quality ratings. The following table provides a summary of loans by portfolio type and our internal asset quality ratings as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Pass:
Commercial loans	$377,240	$375,024
Commercial real estate loans – owner occupied	203,540	207,094
Commercial real estate loans – all other	220,457	226,522
Residential mortgage loans – multi family	109,545	114,302
Residential mortgage loans – single family	25,244	24,677
Construction and land development loans	39,500	34,614
Consumer loans	57,119	53,862
Total pass loans	$1,032,645	$1,036,095
Special Mention:
Commercial loans	$6,523	$11,009
Commercial real estate loans – owner occupied	2,610	6,378
Total special mention loans	$9,133	$17,387
Substandard:
Commercial loans	$12,224	$8,094
Commercial real estate loans – owner occupied	4,751	893
Commercial real estate loans – all other	1,478	1,568
Residential mortgage loans – single family	—	171
Consumer loans	54	56
Total substandard loans	$18,507	$10,782
Doubtful:
Commercial loans	$—	$366
Total doubtful loans	$—	$366
Total Loans:	$1,060,285	$1,064,630
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
The following table sets forth information regarding impaired loans, at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Impaired loans:
Nonaccruing loans	$6,816	$5,101
Nonaccruing restructured loans	—	809
Accruing restructured loans(1)	385	450
Total impaired loans	$7,201	$6,360
Impaired loans less than 90 days delinquent and included in total impaired loans	$7,201	$3,994

(1)	See “Troubled Debt Restructurings” below for a description of accruing restructured loans at March 31, 2018 and December 31, 2017.
The table below contains additional information with respect to impaired loans, by portfolio type, as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$4,403	$5,334	$—	$3,222	$5,910	$—
Commercial real estate loans – owner occupied	881	944	—	893	945	—
Commercial real estate loans – all other	1,478	1,921	—	1,568	1,965	—
Residential mortgage loans – single family	—	—	—	171	185	—
Consumer loans	54	72	—	56	73	—
Total	6,816	8,271	—	5,910	9,078	—
With allowance recorded:
Commercial loans	$385	$385	$19	$450	$450	$7
Total	385	385	19	450	450	7
Total
Commercial loans	$4,788	$5,719	$19	$3,672	$6,360	$7
Commercial real estate loans – owner occupied	881	944	—	893	945	—
Commercial real estate loans – all other	1,478	1,921	—	1,568	1,965	—
Residential mortgage loans – single family	—	—	—	171	185	—
Consumer loans	54	72	—	56	73	—
Total	7,201	8,656	19	6,360	9,528	7

(1)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At March 31, 2018 and December 31, 2017, there were $6.8 million and $5.9 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at March 31, 2018 for which no specific reserves were allocated, $3.3 million had been deemed impaired in the prior year.

Average balances and interest income recognized on impaired loans, by portfolio type, for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018		2017
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$3,813	$62	$18,708	$23
Commercial real estate loans – owner occupied	887	—	2,141	—
Commercial real estate loans – all other	1,523	—	1,686	—
Residential mortgage loans – single family	85	—	212	—
Consumer loans	55	—	114	2
Total	6,363	62	22,861	25
With allowance recorded:
Commercial loans	418	9	2,416	—
Total	418	9	2,416	—
Total
Commercial loans	4,231	71	21,124	23
Commercial real estate loans – owner occupied	887	—	2,141	—
Commercial real estate loans – all other	1,523	—	1,686	—
Residential mortgage loans – single family	85	—	212	—
Consumer loans	55	—	114	2
Total	$6,781	$71	$25,277	$25
The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $187 thousand and $522 thousand during the three months ended March 31, 2018 and 2017, respectively.
Troubled Debt Restructurings (“TDRs”)
Pursuant to the FASB's ASU No. 2011-2, A Creditor’s Determination of whether a Restructuring is a Troubled Debt Restructuring, the Bank's TDRs totaled $385 thousand and $1.3 million at March 31, 2018 and December 31, 2017, respectively. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the form of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower’s cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower’s loan will be reinstated.
Of the $385 thousand of TDRs outstanding at March 31, 2018, $385 thousand were performing in accordance with their terms and accruing interest. Our impairment analysis determined $19 thousand specific reserves were required on the TDR balances outstanding at March 31, 2018.
The following table presents loans restructured as TDRs during the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018			March 31, 2017
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial loans	—	$—	$—	—	$—	$—
	—	—	—	—	—	—
Nonperforming
Commercial loans	—	—	—	1	746	453
	—	—	—	1	746	453
Total Troubled Debt Restructurings(1)	—	$—	$—	1	$746	$453

(1)	No outstanding loans were restructured during the three months ended March 31, 2018.
During the three months ended March 31, 2018 and 2017, TDRs that were modified within the preceding 12-month period which subsequently defaulted were as follows:

Three Months Ended
	March 31, 2018		March 31, 2017
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
(Dollars in thousands)
Commercial loans	—	$—	—	$—
Commercial real estate - owner occupied	—	$—	—	$—
Total(1)	—	$—	—	$—

(1)	During the three months ended March 31, 2018 and 2017, there were no TDRs that were modified within the preceding 12-month period which subsequently defaulted.

6. Income Taxes
For the three months ended March 31, 2018, we had no provision for income tax recorded as a result of our full valuation allowance, discussed further below. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and while management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward, we are unable to assert the timing as to when that realization will occur. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough negative evidence to support the full valuation allowance of $11.6 million at March 31, 2018.
For the three months ended March 31, 2017, we had income tax expense of $49 thousand. The income tax expense for the three months ended March 31, 2017 represented the payment to the state of California for the cost of doing business within the state and an estimated alternative minimum tax payment. No additional income tax expense was recorded during the three months ended March 31, 2017 as a result of our full valuation allowance. During the first quarter of 2017, management evaluated the positive and negative evidence and determined that there continued to be enough negative evidence to support the full valuation allowance of $21.7 million at March 31, 2017.
We file income tax returns with the U.S. federal government and the State of California. As of March 31, 2018, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2014 to 2016 tax years and the Franchise Tax Board for California state income tax returns for the 2013 to 2016 tax years. Net operating losses on our U.S. federal and California state income tax returns may be carried forward up to 20 years. As of March 31, 2018, we do not have any unrecognized tax benefits.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three months ended March 31, 2018 and 2017.
7. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan (the “2010 Incentive Plan”), which authorized and set aside a total of 400,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. An additional 158,211 shares of common stock were also set aside which was equal to the total of the shares that were available for the grant of equity incentives under our shareholder-approved 2008 and 2004 Equity Incentive Plans (the “Previously Approved Plans”) at the time of the adoption of the 2010 Incentive Plan. Options to purchase a total of 133,550 shares of our common stock granted under the Previously Approved Plans were outstanding at March 31, 2018. The 2010 Incentive Plan provides that if any of these outstanding options under the Previously Approved Plans expire or are terminated for any reason, then the number of shares that would become available for grants or awards of equity incentives under the 2010 Incentive Plan would be increased by an equivalent number of shares. At the Annual Shareholders meeting held in May 2013, our shareholders approved an additional 800,000 share increase in the maximum number of shares of our common stock that may be issued pursuant to grants or exercises of options or restricted shares or other equity incentives under the 2010 Incentive Plan, of which 296,544 shares of restricted stock, net of shares withheld for taxes, have vested as of March 31, 2018 thereby decreasing the maximum number of shares authorized under the 2010 Incentive Plan. As a result, as of March 31, 2018, the maximum number of shares that were authorized for the grant of options or other equity incentives under the 2010 Incentive Plan totaled 1,195,217 (assuming that all 133,550 shares of our common stock subject to options under the Previously Approved Plans expire or are terminated), or approximately 5% of the shares of our common stock then outstanding.
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
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at March 31, 2018 under the 2010 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company, under the 2010 Incentive Plan, granted restricted stock for the benefit of its employees and directors. These restricted shares vest over a period of three years for employees and one year for directors. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients do not pay any cash consideration for the shares.
Stock Options
The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended March 31,
Assumptions with respect to:	2018	2017(1)
Expected volatility	30%	—%
Risk-free interest rate	2.69%	—%
Expected dividends	—%	—%
Expected term (years)	5.8	0.0
Weighted average fair value of options granted during period	$2.81	$—

(1)    No stock options were granted during the three months ended March 31, 2017.
The following table summarizes the stock option activity under the Company’s equity incentive plans during the three months ended March 31, 2018 and 2017, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2018		2017
Outstanding – January 1,	792,577	$6.41	1,066,914	$6.35
Granted	154,011	8.20	—	—
Exercised	(8,000)	3.48	(151,334)	6.02
Forfeited/Canceled	(7,150)	6.47	(31,500)	6.65
Outstanding – March 31,	931,438	6.73	884,080	6.39
Options Exercisable – March 31,	624,474	$6.32	560,432	$6.11
Options Vested – March 31,	624,474	$6.32	560,432	$6.11
Options to purchase 8,000 and 151,334 shares of our common stock were exercised during the three months ended March 31, 2018 and 2017, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2018 and 2017 was $45 thousand and $224 thousand, respectively. The fair value of options that vested during the three months ended March 31, 2018 and 2017 was $275 thousand and $307 thousand, respectively.
The following table provides additional information regarding the vested and unvested options that were outstanding at March 31, 2018.

Options Outstanding as of March 31, 2018					Options Exercisable as of March 31, 2018(1)
Exercise Price	Vested	Unvested	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price Per Share
$2.97 – $3.99	43,003	—	$3.50	2.87	43,003	$3.50
$4.00 – $4.99	16,000	—	4.34	3.05	16,000	4.34
$5.00– $5.99	30,000	—	5.30	5.22	30,000	5.30
$6.00– $6.99	409,917	108,420	6.60	6.25	409,917	6.54
$7.00-$8.06	125,554	198,544	7.63	8.66	125,554	7.09
	624,474	306,964	$6.73	6.84	624,474	$6.32

(1)	The weighted average remaining contractual life of the options that were exercisable as of March 31, 2018 was 5.82 years.
The aggregate intrinsic value of options that were outstanding and exercisable under the 2010 Incentive Plan at March 31, 2018 and December 31, 2017 was $2.0 million and $826 thousand, respectively.

A summary of the status of the unvested options outstanding as of March 31, 2018 and 2017, and changes in the weighted average grant date fair values of the unvested options during the three months ended March 31, 2018 and 2017, are set forth in the following table.

	For the three months ended March 31,
	2018		2017
	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value Per Share	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value Per Share
Unvested at the beginning of the period	255,348	$2.80	461,944	$2.79
Granted	154,011	2.81	—	—
Vested	(95,245)	2.88	(106,796)	2.88
Forfeited/Canceled	(7,150)	2.66	(31,500)	2.61
Unvested at the end of the period	306,964	2.78	323,648	2.78
At March 31, 2018, the weighted average period over which nonvested awards were expected to be recognized was 2.42 years.

Restricted Stock
The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the three months ended March 31, 2018 and 2017.

	For the three months ended March 31,
	2018		2017
	Number of Shares	Average Grant Date Fair Value Per Share	Number of Shares	Average Grant Date Fair Value Per Share
Outstanding at the beginning of the period	103,508	$7.33	151,298	$6.84
Granted	75,417	8.19	24,307	7.60
Vested	(52,351)	7.24	(59,675)	6.79
Forfeited	(3,250)	8.08	(7,500)	6.72
Outstanding at the end of the period	123,324	$7.87	108,430	$7.05
Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options and restricted stock outstanding at March 31, 2018, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
Remainder of 2018	$324	$380	$704
2019	193	230	423
2020	153	177	330
2021	45	69	114
2022 and beyond	21	38	59
	$736	$894	$1,630
The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2018 and 2017 were $179 thousand and $197 thousand, respectively, in each case net of taxes.

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

The following table shows how we computed basic and diluted EPS for the three months ended March 31, 2018 and 2017.

(In thousands, except per share data)	For the Three Months Ended March 31,
	2018	2017
Numerator:
Numerator for basic and diluted net income available to common shareholders	$3,707	$1,781
Denominator:
Basic weighted average outstanding shares of common stock	23,266	23,138
Dilutive effect of employee stock options	176	100
Diluted weighted average common stock and common stock equivalents	23,442	23,238
Basic income per common share(1):
Net income available to common shareholders	$0.16	$0.08
Diluted income per common share(1):
Net income available to common shareholders	$0.16	$0.08

(1)
The basic and diluted earnings per share amounts for the three months ended March 31, 2018 and 2017 are the same under both the Treasury Stock Method and the Two-Class Method as prescribed in FASB ASC 260-10, Earnings Per Share.

The weighted average shares that have an antidilutive effect in the calculation of diluted net income per share and have been excluded from the computations above were as follows:

	For the Three Months Ended March 31,
	2018	2017
Stock options(1)	72,744	442,416

(1)	Stock options were excluded from the computation of diluted earnings per common share for the three months ended March 31, 2018 and 2017 as a result of the shares being “out-of-the-money.”

9. Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss), net
Accumulated other comprehensive income (loss), net as of March 31, 2018 and December 31, 2017 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Accumulated Other Comprehensive Income (Loss), Net
	(Dollars in thousands)
Ending balance as of December 31, 2016	$(1,842)	$(1,842)
Other comprehensive income before reclassifications (1)	695	695
Amounts reclassified from accumulated other comprehensive income, net of tax	4	4
Other comprehensive income (1)	699	699
Ending balance as of December 31, 2017	$(1,143)	$(1,143)
Other comprehensive loss before reclassifications(1)	(347)	(347)
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	49	49
Other comprehensive loss(1)	(298)	(298)
Ending balance as of March 31, 2018	$(1,441)	$(1,441)

(1)	No tax impact as a result of the full valuation allowance recorded against our deferred tax asset at December 31, 2017 and March 31, 2018.

(2)
Within this balance is $48 thousand net gain on sale of available for sale debt securities included in our consolidated statement of operations and $97 thousand included in our consolidated statement of shareholders' equity as an adjustment to our beginning retained earnings.

10. Commitments and Contingencies
Commitments

To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At March 31, 2018 and December 31, 2017, we were committed to fund certain loans including letters of credit amounting to approximately $295 million and $295 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represent the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $350 thousand at both March 31, 2018 and December 31, 2017.
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
Borrowings
At March 31, 2018 and December 31, 2017, our borrowings and contractual obligations consisted of the following:

(Dollars in thousands)	March 31, 2018	December 31, 2017
FHLB advances—short-term	$40,000	$40,000
Other borrowings—short-term(1)(2)	727	866
Total borrowings—short-term	40,727	40,866

FHLB advances—long-term	—	—
Total	$40,727	$40,866

(1)
These borrowings represent first liens on two residential properties that were foreclosed upon during the first quarter of 2018. Our intention prior to March 31, 2018 was to repay these liens as soon as practical following the completion of the foreclosure; therefore, we have included these borrowings within short-term. Subsequent to March 31, 2018 the entire balance has been repaid in full.

(2)
Borrowings had an interest rate of 15% as of December 31, 2017. This represented the portion of a participated loan that was required under GAAP to be recorded as other borrowings as of December 31, 2017. The participated portion of this loan was repurchased during the first quarter of 2018 and is no longer required to be recorded in other borrowings.

The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 1.74% for the three months ended March 31, 2018.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
10,000	1.62%	June 1, 2018
10,000	1.86%	June 1, 2018
10,000	1.72%	September 4, 2018
10,000	1.77%	December 3, 2018
At March 31, 2018, $741 million of loans were pledged to support our FHLB borrowings and our unfunded borrowing capacity. As of March 31, 2018, we had unused borrowing capacity of $324 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the three months ended March 31, 2018 was $40.9 million.
As of December 31, 2017, we had $40.0 million of outstanding short-term borrowings and no outstanding long-term borrowings that we had obtained from the FHLB. These borrowings had a weighted-average annualized interest rate of 1.65% for the year ended December 31, 2017. As of December 31, 2017 we had unused borrowing capacity of $285 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2017 was $40.9 million.
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
In December 2016, following an ongoing review related to alleged discriminatory practices within our discontinued mortgage banking business, we received notice that the U.S. Department of Justice ("DOJ") has authorized a potential enforcement action against the Bank. As of March 31, 2018, we were nearing finalization of a settlement agreement between the Company and the DOJ regarding this matter. We have an agreement-in-principle with the DOJ to settle this matter for a settlement amount of $1.0 million, which we have fully accrued for as of March 31, 2018; thus there will be no material impact on the financial statements of the Company once the settlement is finalized.
Based on our evaluation of the remaining lawsuits and other proceedings that were pending against us as of March 31, 2018, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our results of operations or cash flows for any particular reporting period.

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
The following table sets forth information regarding the net interest income and noninterest income for our commercial banking segment for the three months ended March 31, 2018 and 2017.

(Dollars in thousands)	Commercial	Other(1)	Total
Net interest income for the three months ended March 31,
2018	$11,601	$584	$12,185
2017	$9,967	$104	$10,071
Noninterest income for the three months ended March 31,
2018	$1,049	$6	$1,055
2017	$932	$38	$970
Segment Assets at:
March 31, 2018	$1,295,691	$2,076	$1,297,767
December 31, 2017	$1,320,454	$2,150	$1,322,604

(1)	Represents net interest income and noninterest income for PMAR and PMBC.

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
The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at March 31, 2018, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$148,358	12.6%	$101,537	At least 8.625	N/A	N/A
Bank	140,309	11.9%	101,399	At least 8.625	$117,564	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	$117,603	10.0%	$60,333	At least 5.125	N/A	N/A
Bank	126,554	10.8%	60,252	At least 5.125	$76,417	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$134,603	11.4%	$77,992	At least 6.625	N/A	N/A
Bank	126,554	10.8%	77,886	At least 6.625	$94,051	At least 8.0
Tier 1 Capital to Average Assets:
Company	$134,603	10.3%	$52,340	At least 4.0	N/A	N/A
Bank	126,554	9.7%	52,193	At least 4.0	$65,241	At least 5.0
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt correct action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. At March 31, 2018, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.

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
In addition to the risk of incurring loan losses and provision for loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk that steps we have taken to strengthen our overall credit administration are not effective; the risk of a downturn in the United States economy, and domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not succeed in further reducing our remaining nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of assets; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities; the risk that our efforts to develop a robust commercial banking platform may not succeed; and the risk that we may be unable to realize our expected level of increasing deposit inflows. Readers of this Report are encouraged to review the additional information regarding these and other risks and uncertainties to which our business is subject that is contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) that we filed with the Securities and Exchange Commission (“SEC”) on March 2, 2018, as such information may be updated from time to time in subsequent Quarterly Reports on Form 10-Q that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three months ended, and our financial condition at, March 31, 2018.
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
As of March 31, 2018, our total assets, net loans and total deposits were $1.3 billion, $1.1 billion and $1.1 billion, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the three months ended March 31, 2018 and 2017, we operated as one reportable segment, Commercial Banking.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.

Results of Operations
Operating Results for the Three Months Ended March 31, 2018 and 2017
Our operating results for the three months ended March 31, 2018, compared to the same period in March 31, 2017, were as follows:

	Three Months Ended March 31,		2018 vs. 2017 % Change
	2018	2017
	(Dollars in thousands)
Interest income	$15,015	$11,604	29.4%
Interest expense	2,830	1,533	84.6%
Provision for loan and lease losses	—	—	—%
Non-interest income	1,055	970	8.8%
Non-interest expense	9,533	9,211	3.5%
Income tax expense	—	49	NM
Net income	3,707	1,781	108.1%
NM - Not meaningful
Interest Income
Three Months Ended March 31, 2018 and 2017
Total interest income increased 29.4% to $15.0 million for the three months ended March 31, 2018 from $11.6 million for the three months ended March 31, 2017. This was primarily due to an increase in interest income on loans and short-term investments during the three months ended March 31, 2018 as compared to the same prior year period. During the three months ended March 31, 2018 and 2017, interest income on loans was $14.0 million and $11.0 million, respectively, yielding 5.36% and 4.73% on average loan balances of $1.1 billion and $943.4 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The increase in average loan yield is primarily attributable to the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) raising short-term interest rates by 75 basis points since the first quarter of 2017.
During the three months ended March 31, 2018 and 2017, interest income from our securities available-for-sale and stock was $274 thousand and $342 thousand, respectively, yielding 2.59% and 2.72% on average balances of $43.0 million and $50.9 million, respectively. The average securities balances decreased as a result of sales of $7.0 million of our available for sale securities and maturities of, and payments on, securities which we did not fully replace. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $696 thousand and $264 thousand for the three months ended March 31, 2018 and 2017, respectively, yielding 1.56% and 0.83% on average balances of $180.6 million and $129.2 million, respectively. The increase in interest income from our short-term investments was primarily attributable to a higher average balance during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, and an increase in the average yield during the same period. The increase in the average yield is attributable to the Federal Reserve Board raising interest rates by 75 basis points since the first quarter of 2017. As a result, total interest income on investments increased for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Interest Expense
Three Months Ended March 31, 2018 and 2017
Total interest expense increased 84.6% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily due to an increase in our cost of funds from 0.88% at March 31, 2017 to 1.35% at March 31, 2018 and an increase in the average balance of interest-bearing liabilities from $706.6 million at March 31, 2017 to $849.8 million at March 31, 2018, which consisted of deposits, borrowings and junior subordinated debentures. Our cost of funds increased as a result of the actions of the Federal Reserve Board to raise short-term interest rates by 75 basis points since the first quarter of 2017. The increase in our average balance of interest-bearing liabilities is primarily attributable to the increase in the average balance of our certificates of deposit as a result of a certificate of deposit promotion during the fourth quarter of 2017 and an increase in our FHLB borrowings. Interest expense on our certificates of deposit for the three months ended March 31, 2018 and 2017 was $1.4 million and $680 thousand, respectively, with a cost of funds of 1.56% and 1.07% on average balances of $358.3 million and $256.7 million, respectively.

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
As a result of the Federal Reserve Board raising interest rates by 125 basis points since the fourth quarter of 2016, we experienced expansion in our net interest margin. The favorable impact of higher prevailing interest rates on our asset-sensitive balance sheet was evidenced in the three months ended March 31, 2018. While we are unable to assert as to whether the Federal Reserve Board will continue to increase short-term interest rates in the future, we expect the favorable impact on our net interest margin to remain in the event that interest rates continue to rise.
The following table sets forth information regarding our average balances, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended March 31, 2018 and 2017. Average balances are calculated based on average daily balances.

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$180,605	$696	1.56%	$129,200	$264	0.83%
Securities available for sale and stock(2)	42,968	274	2.59%	50,938	342	2.72%
Loans(3)	1,062,938	14,045	5.36%	943,439	10,998	4.73%
Total interest-earning assets	1,286,511	15,015	4.73%	1,123,577	11,604	4.19%
Noninterest-earning assets
Cash and due from banks	15,835			14,501
All other assets	6,383			(1,135)
Total assets	$1,308,729			$1,136,943
Interest-bearing liabilities:
Interest-bearing checking accounts	$84,581	$113	0.54%	$77,569	$65	0.34%
Money market and savings accounts	349,330	984	1.14%	354,459	631	0.72%
Certificates of deposit	358,301	1,381	1.56%	256,698	680	1.07%
Other borrowings	40,044	166	1.68%	333	—	—%
Junior subordinated debentures	17,527	186	4.30%	17,527	157	3.63%
Total interest bearing liabilities	849,783	2,830	1.35%	706,586	1,533	0.88%
Noninterest bearing liabilities
Demand deposits	331,842			320,679
Accrued expenses and other liabilities	10,920			6,792
Shareholders’ equity	116,184			102,886
Total liabilities and shareholders' equity	$1,308,729			$1,136,943
Net interest income		$12,185			$10,071
Net interest income/spread			3.38%			3.31%
Net interest margin			3.84%			3.64%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank of San Francisco (“FRBSF”) stock.

(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth changes in interest income, including loan fees, and interest paid in the three months ended March 31, 2018 and 2017 and the extent to which those changes were attributable to changes in (i) the volumes of or the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$134	$298	$432
Securities available for sale and stock(2)	(51)	(17)	(68)
Loans	1,484	1,563	3,047
Total earning assets	1,567	1,844	3,411
Interest expense
Interest-bearing checking accounts	6	42	48
Money market and savings accounts	(9)	362	353
Certificates of deposit	326	375	701
Borrowings	—	166	166
Junior subordinated debentures	—	29	29
Total interest-bearing liabilities	323	974	1,297
Net interest income	$1,244	$870	$2,114

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.
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
We recorded no provision for loan and lease losses during both the three months ended March 31, 2018 and March 31, 2017. There was no provision for the first quarter of 2018 due primarily to our loan growth remaining flat for the quarter. There was no provision for loan and lease losses in the first quarter of 2017 due primarily to reserves for new loan growth being offset by improvement in asset quality. During the three months ended March 31, 2018, we had net charge-offs of $791 thousand.

See “—Financial Condition—Nonperforming Assets and Allowance for Loan and Lease Losses” below in this Item 2 for additional information regarding the ALLL.
Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	Amount	Amount	Percentage Change
	2018	2017	2018 vs. 2017
	(Dollars in thousands)
Service fees on deposits and other banking services	$387	$308	25.6%
Net gain on sale of securities available for sale	48	—	100.0%
Net (loss) gain on sale of other assets	(4)	2	(300.0)%
Other noninterest income	624	660	(5.5)%
Total noninterest income	$1,055	$970	8.8%
Three Months Ended March 31, 2018 and 2017
Noninterest income increased by $85 thousand, or 8.8%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily as a result of:

•	A gain of $48 thousand on the sale of securities available-for-sale in the first quarter of 2018; and

•	An increase in loan servicing and referral fees during the first quarter of 2018.
Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense during the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017	2018 vs. 2017
	Amount	Amount	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$6,160	$5,712	7.8%
Occupancy	618	645	(4.2)%
Equipment and depreciation	446	418	6.7%
Data processing	392	341	15.0%
FDIC expense	282	304	(7.2)%
Other real estate owned expense, net	—	—	—%
Professional fees	749	1,110	(32.5)%
Business development	184	143	28.7%
Loan related expense	170	22	672.7%
Insurance	63	61	3.3%
Other operating expenses (1)	469	455	3.1%
Total noninterest expense	$9,533	$9,211	3.5%

(1)	Other operating expenses primarily consist of telephone, investor relations, promotional, regulatory expenses, and correspondent bank fees.
Three Months Ended March 31, 2018 and 2017
Noninterest expense increased $322 thousand, or 3.5%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily as a result of:

•	An increase of $448 thousand in salaries and employee benefits primarily related to an increase in employee compensation expense during the third quarter of 2017; and

•
An increase of $148 thousand in loan related expenses as a result of our increased loan production during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017; partially offset by

•	A decrease of $361 thousand in our professional fees primarily related to lower legal fees in the first quarter of 2018.
Provision for Income Tax
For the three months ended March 31, 2018, we had no provision for income tax recorded as a result of our full valuation allowance, discussed further below. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and while management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward, we are unable to assert the timing as to when that realization will occur. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough negative evidence to support the full valuation allowance of $11.6 million at March 31, 2018.
For the three months ended March 31, 2017, we had income tax expense of $49 thousand. The income tax expense for the three months ended March 31, 2017 represented the payment to the state of California for the cost of doing business within the state and an estimated alternative minimum tax payment. No additional income tax expense was recorded during the three months ended March 31, 2017 as a result of our full valuation allowance. During the first quarter of 2017, management evaluated the positive and negative evidence and determined that there continued to be enough negative evidence to support the full valuation allowance of $21.7 million at March 31, 2017.

Financial Condition
Assets
Our total assets decreased by $25 million at March 31, 2018 compared to December 31, 2017. The following table sets forth the composition of our interest earning assets at:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$170,205	$186,010
Interest-bearing time deposits with financial institutions	2,420	2,920
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,447	8,107
Securities available for sale, at fair value	30,804	39,738
Loans (net of allowances of $13,405 and $14,196, respectively)	1,050,034	1,053,201

(1)	Includes interest-earning balances maintained at the FRBSF.
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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of March 31, 2018 and December 31, 2017:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at March 31, 2018:
U.S. Treasury securities	$2,996	$—	$(32)	$2,964
Residential mortgage backed securities issued by U.S. Agencies	29,248	1	(1,409)	27,840
Total securities available for sale	$32,244	$1	$(1,441)	$30,804
Securities available for sale at December 31, 2017:
U.S. Treasury securities	$2,996	$—	$(25)	$2,971
Residential mortgage backed securities issued by U.S. Agencies	$30,894	$5	$(777)	$30,122
Asset backed security	1,992	—	(251)	1,741
Mutual funds	5,000	11	(107)	4,904
Total securities available for sale	$40,882	$16	$(1,160)	$39,738
The amortized cost of securities available for sale at March 31, 2018 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, if any, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	March 31, 2018 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
U.S. Treasury securities	$999	1.23%	$1,997	1.33%	$—	—%	$—	—%	$2,996	1.30%
Residential mortgage-backed securities issued by U.S. Agencies	5,819	1.46%	15,260	1.51%	7,958	1.58%	211	2.26%	29,248	1.52%
Total securities available for sale	$6,818	1.43%	$17,257	1.49%	$7,958	1.58%	$211	2.26%	$32,244	1.50%

Loans
The following table sets forth the composition, by loan category, of our loan portfolio at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$395,987	37.3%	$394,493	37.1%
Commercial real estate loans – owner occupied	210,901	19.9%	214,365	20.1%
Commercial real estate loans – all other	221,935	20.9%	228,090	21.4%
Residential mortgage loans – multi-family	109,545	10.3%	114,302	10.7%
Residential mortgage loans – single family	25,244	2.4%	24,848	2.3%
Construction and land development loans	39,500	3.7%	34,614	3.3%
Consumer loans	57,173	5.4%	53,918	5.1%
Total loans	1,060,285	100.0%	1,064,630	100.0%
Deferred loan origination costs, net	3,154		2,767
Allowance for loan and lease losses	(13,405)		(14,196)
Loans, net	$1,050,034		$1,053,201

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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at March 31, 2018:

	March 31, 2018
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$60,419	$30,863	$122,598	$213,880
Fixed rate	5,772	63,015	189,669	258,456
Commercial loans
Floating rate	138,271	147,711	28,541	314,523
Fixed rate	19,739	29,462	32,263	81,464
Total	$224,201	$271,051	$373,071	$868,323

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $134.8 million and $57.2 million, respectively, at March 31, 2018.
Nonperforming Assets and Allowance for Loan and Lease Losses
Nonperforming Assets. Nonperforming loans consist of (i) loans on nonaccrual status which are loans on which the accrual of interest has been discontinued and include restructured loans when there has not been a history of past performance on debt service in accordance with the contractual terms of the restructured loans, and (ii) loans 90 days or more past due and still accruing interest. Nonperforming assets are comprised of non-performing loans and other real estate owned (“OREO”), which consists of real properties which we have acquired by or in lieu of foreclosure and which we intend to offer for sale.
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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at March 31, 2018 and December 31, 2017:

	At March 31, 2018	At December 31, 2017
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$4,403	$3,222
Commercial real estate	2,359	2,461
Residential real estate	—	171
Consumer	54	56
Total nonaccrual loans	$6,816	$5,910
Other real estate owned (OREO):
Commercial loans	$2,073	$—
Total other real estate owned	$2,073	$—
Loans past due 90 days and still accruing interest:
Commercial loans(1)	$1,385	$—
Total loans past due 90 days and still accruing interest	$1,385	$—
Other nonperforming assets:
Other foreclosed assets	—	36
Total nonperforming assets	$10,274	$5,946
Restructured loans:
Accruing loans	$385	$450
Nonaccruing loans (included in nonaccrual loans above)	—	809
Total restructured loans	$385	$1,259

(1)	Subsequent to March 31, 2018, the entire balance was fully repaid.
As the above table indicates, total nonperforming assets increased by approximately $4.3 million, or 72.8%, to $10.3 million as of March 31, 2018 from $5.9 million as of December 31, 2017. The increase in our non-performing loans resulted primarily from the addition of two new loan relationships totaling $3.5 million during the three months ended March 31, 2018, partially offset by $1.1 million of payoffs or paydowns on our nonaccrual loans, the transfer to OREO of $2.1 million, and charge-offs of $140 thousand. The increase in our other real estate owned balance from December 31, 2017 related to the foreclosure of two residential properties securing a commercial loan during the three months ended March 31, 2018. The decrease in our other foreclosed assets balance from December 31, 2017 related to the sale of our remaining automobile of $36 thousand during the three months ended March 31, 2018.
Information Regarding Impaired Loans. At March 31, 2018, loans deemed impaired totaled $7.2 million as compared to $6.4 million at December 31, 2017. We had an average investment in impaired loans of $6.8 million for the three months ended March 31, 2018 as compared to $25.3 million for the three months ended March 31, 2017. The interest that would have been earned during the three months ended March 31, 2018 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $187 thousand.
The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with Accounting Standards Codification 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$385	$19	4.9%	$450	$7	1.6%
Impaired loans without specific reserves	6,816	—	—	5,910	—	—
Total impaired loans	$7,201	$19	0.3%	$6,360	$7	0.1%
The $841 thousand increase in impaired loans to $7.2 million at March 31, 2018 from $6.4 million at December 31, 2017 was primarily attributable to additions of $3.5 million to impaired loans during the three months ended March 31, 2018, partially offset by $1.2 million in principal payments, $1.3 million thousand transferred to other real estate owned and $211 thousand charged-off during the same period. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at March 31, 2018, $19 thousand of specific reserves were required on one impaired loan and that all remaining impaired loans were well secured and adequately collateralized with no specific reserves required.
Allowance for Loan and Lease Losses. The ALLL totaled $13.4 million, representing 1.26% of loans outstanding, at March 31, 2018, as compared to $14.2 million, or 1.33% of loans outstanding, at December 31, 2017.
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

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the three months ended March 31, 2018 and 2017.

(Dollars in thousands)	Commercial	Real Estate	Construction and land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL for the three months ended March 31, 2018:
Balance at beginning of year	$9,155	$2,906	$650	$1,043	$442	$14,196
Charge offs	(1,068)	—	—	—	—	(1,068)
Recoveries	272	—	—	5	—	277
Provision	(725)	349	238	64	74	—
Balance at end of year	$7,634	$3,255	$888	$1,112	$516	$13,405
Allowance for loan and lease losses as a percentage of average total loans						1.26%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.26%
Ratio of net charge-offs to average loans outstanding (annualized)						0.30%
ALLL for the three months ended March 31, 2017:
Balance at beginning of year	$11,276	$4,226	$343	$642	$314	$16,801
Charge offs	(446)	(1)	—	(9)	—	(456)
Recoveries	260	27	—	162	—	449
Provision	(856)	(395)	(227)	11	1,467	—
Balance at end of year	$10,234	$3,857	$116	$806	$1,781	$16,794
Allowance for loan and lease losses as a percentage of average total loans						1.78%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.77%
Ratio of net charge-offs to average loans outstanding (annualized)						—%
The ALLL decreased $3.4 million from March 31, 2017 to March 31, 2018 primarily as a result of a decrease in our classified loan portfolio during the twelve months ended March 31, 2018, which was partially offset by charge offs exceeding recoveries and new loan growth during that same period. The reserve for loan losses may include an unallocated amount based upon our judgment as to possible credit losses inherent in the loan portfolio that may not have been captured by historical loss experience, qualitative factors, or specific evaluations of impaired loans. Unallocated reserves may be adjusted for factors including, but not limited to, unexpected or unusual events, volatile market and economic conditions, effects of changes or seasoning in methodologies, regulatory guidance and recommendations, or other factors that may impact borrower operating conditions and loss expectations. Management’s judgment as to unallocated reserves is determined in the context of, but separate from, the historical loss trends and qualitative factors described above. The unallocated reserve for loan losses of $516 thousand at March 31, 2018 has increased $74 thousand from the balance at December 31, 2017, primarily due to some uncertainties related to our classified loans as of March 31, 2018, partially offset by charge-offs during the three months ended March 31, 2018.  Management believes that the amount of unallocated reserve for loan losses is appropriate and will continue to evaluate it on an ongoing basis.
We classify our loan portfolios using asset quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses above in Item 1, provides a summary of loans by portfolio type and asset quality ratings as of March 31, 2018 and December 31, 2017. Loans totaled approximately $1.1 billion at March 31, 2018, a decrease of $4.3 million from $1,064.6 million at December 31, 2017. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2017 and March 31, 2018:

•
Loans rated “Pass” totaled $1.0 billion, a decrease of $3.5 million from $1.0 billion at December 31, 2017. The decrease was primarily attributable to downgrades to “Special Mention” of $5.6 million and paydowns of principal payments, partially offset by new loan growth and upgrades of $1.3 million from “Special Mention.”

•
Loans rated “Special Mention” totaled $9.1 million, a decrease of $8.3 million from $17.4 million at December 31, 2017. The decrease was primarily the result of $10.5 million downgraded to “Substandard”,

$2.0 million of payoffs and principal payments, $1.3 million upgraded to “Pass”, and $71 thousand of loans charged off, partially offset by $5.6 million downgraded from “Pass.”

•
Loans rated “Substandard” totaled $18.5 million, an increase of $7.7 million from $10.8 million at December 31, 2017. This increase was primarily the result of $10.4 million downgraded from “Special Mention”, partially offset by $1.5 million in principal payments, $980 thousand transferred to other real estate owned and $208 thousand of loans charged off.

•
Loans rated “Doubtful” totaled $0, a decrease of $366 thousand from $366 thousand at December 31, 2017. This decrease was the result of a commercial loan of $366 thousand transferred to other real estate owned.

Our loss migration analysis currently utilizes a series of twelve staggered 16-quarter migration periods. As a result, for purposes of determining applicable loss factors at March 31, 2018, our migration analysis covered the period from March 31, 2013 to March 31, 2017. We believe this was consistent with and reasonably reflects current economic conditions, portfolio trends and the risks that were inherent in our loan portfolio at March 31, 2018.
The table below sets forth loan delinquencies, by quarter, for the five preceding quarters ended March 31, 2018.

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$1,385	$2,125	$2,212	$12,261	$15,406
Commercial real estate	—	—	—	—	432
	1,385	2,125	2,212	12,261	15,838
30-89 days:
Commercial loans	100	1,387	1,561	4,129	1,239
Commercial real estate	1,746	936	955	968	995
Consumer loans	18	—	—	—	261
	1,864	2,323	2,516	5,097	2,495
Total Past Due(1):	$3,249	$4,448	$4,728	$17,358	$18,333

(1)	Past due balances include nonaccrual loans.
As the above table indicates, total past due loans decreased by $1.2 million, to $3.2 million at March 31, 2018 from $4.4 million at December 31, 2017. Loans past due 90 days or more decreased by $740 thousand, to $1.4 million at March 31, 2018, from $2.1 million at December 31, 2017 primarily resulting from $1.2 million transferred to other real estate owned, $809 thousand of payoffs, and $140 thousand charged off, partially offset by additions of $1.4 million. Subsequent to March 31, 2018, the two loans that were “90 days past due and accruing” were repaid in full.
Loans 30-89 days past due decreased by $459 thousand to $1.9 million at March 31, 2018 from $2.3 million at December 31, 2017 primarily attributable to $211 thousand of payoffs and $1.1 million brought current, partially offset by $899 thousand of additions.
Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the three months ended March 31, 2018 and year ended December 31, 2017:

	Three Months Ended March 31, 2018		Year Ended December 31, 2016
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$331,842	—	$326,105	—
Interest-bearing checking accounts	84,581	0.54%	87,771	0.40%
Money market and savings deposits	349,330	1.14%	334,703	0.85%
Time deposits(1)	358,301	1.56%	298,531	1.26%
Total deposits	$1,124,054	0.89%	$1,047,110	0.66%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Deposit Totals
Deposits totaled $1.1 billion at March 31, 2018 as compared to $1.1 billion at December 31, 2017. The following table provides information regarding the mix of our deposits at March 31, 2018 and December 31, 2017:

	At March 31, 2018		At December 31, 2017
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Deposits
Noninterest bearing demand deposits	$335,591	30.2%	$338,273	29.7%
Savings and other interest-bearing transaction deposits	437,438	39.3%	439,784	38.6%
Time deposits(1)	340,999	30.6%	361,336	31.7%
Total deposits	$1,114,028	100.0%	$1,139,393	100.0%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $311.2 million, or 27.9%, of total deposits at March 31, 2018, as compared to $330.5 million, or 29.0%, of total deposits at December 31, 2017.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$5,091	$47,878	$8,674	$77,981
Over three and through six months	6,171	56,697	5,532	47,652
Over six and through twelve months	11,990	96,239	10,391	90,470
Over twelve months	6,565	110,368	6,214	114,422
Total	$29,817	$311,182	$30,811	$330,525

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
Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding FRBSF and FHLB stock) totaled $201.0 million, which represented 15% of total assets, at March 31, 2018. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future.

Cash Flow Provided by Operating Activities. During the three months ended March 31, 2018, operating activities provided net cash of $2.4 million, primarily attributable to our net income of $3.7 million, partially offset by a decrease in our other liabilities, which resulted from the payment of our accrued incentive compensation for 2017. During the three months ended March 31, 2017, operating activities provided net cash of $903 thousand, primarily attributable to our net income of $1.8 million, partially offset by a decrease in our other liabilities, which resulted from the payment of our accrued incentive compensation for 2016.
Cash Flow Provided by (Used in) Investing Activities. During the three months ended March 31, 2018, investing activities provided net cash of $9.3 million, primarily attributable to $6.9 million of cash from the sale of debt securities available for sale and equity securities and $1.6 million of cash from maturities of and principal payments on securities available for sale and other stock and a $1.0 million decrease in loans. During the three months ended March 31, 2017, investing activities used net cash of $3.7 million, primarily attributable to $4.4 million used to fund an increase in loans and $998 thousand for the purchase of securities available for sale, partially offset by $1.7 million of cash from maturities and principal payments on securities available for sale.
Cash Flow (Used in) Provided by Financing Activities. During the three months ended March 31, 2018, financing activities used net cash of $25.3 million, consisting of a $25.4 million decrease in our deposits, which was primarily the result of seasonality and our decision to keep the rates of interest offered on new and renewing certificates of deposit below the rates offered by many of the other banks against which we compete for these deposits. During the three months ended March 31, 2017, financing activities provided net cash of $37.5 million, consisting of a $51.6 million increase in our deposits, which was primarily the result of new client acquisition, and $911 thousand from the exercise of stock options, partially offset by a $15.0 million decrease in borrowings.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At March 31, 2018 and December 31, 2017, the loan-to-deposit ratio was 95% and 93%, respectively.
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
The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at March 31, 2018, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$148,358	12.6%	$101,537	At least 8.625	N/A	N/A
Bank	140,309	11.9%	101,399	At least 8.625	$117,564	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	$117,603	10.0%	$60,333	At least 5.125	N/A	N/A
Bank	126,554	10.8%	60,252	At least 5.125	$76,417	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$134,603	11.4%	$77,992	At least 6.625	N/A	N/A
Bank	126,554	10.8%	77,886	At least 6.625	$94,051	At least 8.0
Tier 1 Capital to Average Assets:
Company	$134,603	10.3%	$52,340	At least 4.0	N/A	N/A
Bank	126,554	9.7%	52,193	At least 4.0	$65,241	At least 5.0
As the above table indicates, at March 31, 2018, the Bank (on a stand-alone basis) qualified as a “well—capitalized” institution, and the capital ratios of the Company (on a consolidated basis) exceeded the capital ratios mandated for bank holding companies, under federally mandated capital standards and federally established prompt corrective action regulations. Since March 31, 2018, there have been no events or circumstances known to us which have changed or which are expected to result in a change in the Company’s or the Bank’s classifications as well-capitalized institutions.
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At March 31, 2018, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.
The consolidated total capital and Tier 1 capital of the Company at March 31, 2018 includes an aggregate of $17.0 million principal amount of the $17.5 million of 30-year junior subordinated debentures that we issued in 2002 and 2004 (the “Debentures”). See “—Contractual Obligations—Junior Subordinated Debentures” below for additional information. We contributed the net proceeds from the sales of the Debentures to the Bank, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.
Quarterly interest payments on the Debentures require prior approval of the FRBSF. As of March 31, 2018, we were current on all interest payments.
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
The principal source of cash available to a bank holding company consists of cash dividends from its bank subsidiaries. There are currently several restrictions on the Bank’s ability to pay us cash dividends. Government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limits the amount of funds that the Bank is permitted to dividend to us. Further, Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company. We have committed to obtaining approval from the FRB and the CDBO prior to Bancorp paying any dividends, or making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. There can be no assurance that our regulators will approve such payments or dividends in the future. Refer to “Regulatory Matters” in Item 1 of our 2017 Form 10-K and Note 14, Shareholders’ Equity in the notes to our consolidated financial statements on our 2017 Form 10-K for more detail regarding the regulatory restrictions on our and the Bank's ability to pay dividends. While restrictions on the payment of dividends from the Bank to us exist, there are no restrictions on the dividends that PMAR may pay us. As of March 31, 2018, PMAR has approximately $2.6 million in assets and could provide us with additional cash if required. In addition, we currently have sufficient cash on hand to meet our cash obligations. As a result, we do not expect that these restrictions will impact our ability to meet our cash obligations.

Off-Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2018 and December 31, 2017, we were committed to fund certain loans including letters of credit amounting to approximately $295 million and $295 million, respectively.
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
Contractual Obligations
Borrowings. At March 31, 2018 and December 31, 2017, our borrowings consisted of the following:

(Dollars in thousands)	March 31, 2018	December 31, 2017
FHLB advances—short-term	$40,000	$40,000
Other borrowings—short-term(1)(2)	727	866
Total borrowings—short-term	40,727	40,866

FHLB advances—long-term	—	—
Total	$40,727	$40,866

(1)
These borrowings represent first liens on two residential properties that were foreclosed upon during the first quarter of 2018. Our intention prior to March 31, 2018 was to repay these liens as soon as practical following the completion of the foreclosure; therefore, we have included these borrowings within short-term. Subsequent to March 31, 2018 the entire balance has been repaid in full.

(2)
Borrowings had an interest rate of 15% as of December 31, 2017. This represented the portion of a participated loan that was required under GAAP to be recorded as other borrowings as of December 31, 2017. The participated portion of this loan was repurchased during the first quarter of 2018 and is no longer required to be recorded in other borrowings.

The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 1.74% for the three months ended March 31, 2018.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
10,000	1.62%	June 1, 2018
10,000	1.86%	June 1, 2018
10,000	1.72%	September 4, 2018
10,000	1.77%	December 3, 2018
At March 31, 2018, $741 million of loans were pledged to support our unfunded borrowing capacity. At March 31, 2018, we had unused borrowing capacity of $324 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the three months ended March 31, 2018 was $40.9 million from the FHLB. The highest amount of borrowings outstanding at any month end in 2017 consisted of $40.9 million of borrowings from the FHLB.
Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At March 31, 2018, we had outstanding approximately $17.5 million principal amount of Debentures, of which $17.0 million qualified as additional Tier 1 capital for regulatory purposes as of March 31, 2018.
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
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. We have committed to obtaining approval from the FRB and the CDBO prior to making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. Refer to “Regulatory Matters” in Item 1 of our 2017 Form 10-K for further detail. As of March 31, 2018, we were current on all interest payments. There can be no assurance that our regulators will approve such payments in the future.
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
We maintain a comprehensive credit policy that includes specific underwriting guidelines as well as standards for loan origination and reporting as well as portfolio management. The credit policy is developed by credit management and approved by the Board of Directors, which also reviews it at least biannually. In addition, the credit policy sets forth requirements that ensure compliance with all applicable laws and regulatory guidance.
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
Under our credit risk management structure, each loan is assigned an internal asset quality rating that is based on defined credit standards. While the criteria may vary by product, each rating focuses on the borrower’s inherent operating risks, the quality of management, historical financial performance, financial capacity, the stability of profits and cash flow, and the adequacy of the secondary repayment sources. Asset quality ratings for each loan are monitored and reassessed on an ongoing basis. If necessary, ratings are adjusted to reflect changes in the client's financial condition, cash flow, financial position, or the absence of current financial information. Refer to “Financial Condition — Nonperforming Assets and Allowance for Loan and Lease Losses” above in this Item 2 for further detail regarding our internal asset quality ratings.
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
We measure interest rate risk and the effect of changes in market interest rates using a net interest income simulation analysis. The analysis incorporates our balance sheet as of March 31, 2018 and assumptions that reflect the current interest rate environment. The analysis estimates the interest rate impact of a parallel increase in interest rates over a twelve-month horizon.
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
The estimated changes in net interest income for a twelve-month period based on changes in the interest rates applied as of March 31, 2018 were as follows:

Change in Market Interest Rates (basis points)	Amount ($)	Percent (%)
	(in thousands)
+200	$5,633	11.7%
+100	2,818	5.8%
-100	(4,863)	(10.1)%
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
The estimated changes in EVE based on interest rates applied as of March 31, 2018 were as follows:

Change in Market Interest Rates (basis points)	Amount ($)	Percent (%)
	(in thousands)
+200	$21,116	13.4%
+100	9,278	5.9%
-100	(2,170)	(1.4)%

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
There have been no significant changes during the three months ended March 31, 2018 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Policies within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Form 10-K.

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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2018, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are subject to legal actions that arise from time to time in the ordinary course of our business. Currently, neither we nor any of our subsidiaries is a party to, and none of our or our subsidiaries' property is the subject of, any material legal proceeding.

ITEM 1A. RISK FACTORS
There have been no material changes in our assessment of our risk factors from those set forth in our 2017 Form 10-K.

ITEM 6. EXHIBITS

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

10.1
Employment Agreement dated April 10, 2018 between Pacific Mercantile Bank and Curt A. Christianssen (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 000-30777) dated April 11, 2018.)

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

** Furnished herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2018.

PACIFIC MERCANTILE BANCORP

By:	/S/ THOMAS M. VERTIN
Thomas M. Vertin
President and Chief Executive Officer
(Principal Executive Officer)

PACIFIC MERCANTILE BANCORP

By:	/S/ CURT A. CHRISTIANSSEN
Curt A. Christianssen
Chief Financial Officer
(Principal Financial Officer)