Form 10-Q
period 2018-06-30
PACIFIC MERCANTILE BANCORP
filed 2018-08-03
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐    No  ☒
As of August 1, 2018, there were 23,378,350 shares of Common Stock outstanding.

PACIFIC MERCANTILE BANCORP
QUARTERLY REPORT ON FORM 10Q
FOR THE QUARTER ENDED JUNE 30, 2018

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$15,108	$12,198
Interest bearing deposits with financial institutions	220,498	186,010
Cash and cash equivalents	235,606	198,208
Interest-bearing time deposits with financial institutions	2,420	2,920
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,762	8,107
Securities available for sale, at fair value	29,187	39,738
Loans (net of allowances of $13,369 and $14,196, respectively)	1,049,003	1,053,201
Other real estate owned	2,073	—
Accrued interest receivable	4,066	3,872
Premises and equipment, net	1,184	1,094
Net deferred tax assets	11,085	—
Other assets	14,488	15,464
Total assets	$1,357,874	$1,322,604
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$343,718	$338,273
Interest-bearing	824,085	801,120
Total deposits	1,167,803	1,139,393
Borrowings	30,000	40,866
Accrued interest payable	412	397
Other liabilities	9,827	11,545
Junior subordinated debentures	17,527	17,527
Total liabilities	1,225,569	1,209,728
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, no par value, 85,000,000 shares authorized; 23,378,350 and 23,232,515 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	151,478	150,689
Accumulated deficit	(17,691)	(36,670)
Accumulated other comprehensive loss	(1,482)	(1,143)
Total shareholders’ equity	132,305	112,876
Total liabilities and shareholders’ equity	$1,357,874	$1,322,604
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Loans, including fees	$14,788	$11,544	$28,833	$22,542
Securities available for sale and stock	262	283	536	625
Interest-bearing deposits with financial institutions	864	305	1,560	569
Total interest income	15,914	12,132	30,929	23,736
Interest expense:
Deposits	3,082	1,571	5,560	2,947
Borrowings	385	165	737	322
Total interest expense	3,467	1,736	6,297	3,269
Net interest income	12,447	10,396	24,632	20,467
Provision for loan and lease losses	—	—	—	—
Net interest income after provision for loan and lease losses	12,447	10,396	24,632	20,467
Noninterest income
Service fees on deposits and other banking services	407	332	794	640
Net gain on sale of securities available for sale	—	—	48	—
Net (loss) gain on sale of other assets	—	—	(4)	2
Other noninterest income	729	1,099	1,353	1,760
Total noninterest income	1,136	1,431	2,191	2,402
Noninterest expense
Salaries and employee benefits	5,916	5,662	12,076	11,375
Occupancy	590	654	1,208	1,299
Equipment and depreciation	457	400	903	818
Data processing	380	345	772	686
FDIC expense	266	262	548	566
Other real estate owned expense, net	8	—	8	—
Professional fees	636	1,032	1,386	2,142
Business development	315	214	499	357
Loan related expense	183	177	353	199
Insurance	62	62	125	124
Other operating expense	486	454	954	909
Total noninterest expense	9,299	9,262	18,832	18,475
Income before income taxes	4,284	2,565	7,991	4,394
Income tax (benefit) provision	(11,085)	64	(11,085)	113
Net income allocable to common shareholders	$15,369	$2,501	$19,076	$4,281
Basic income per common share:
Net income available to common shareholders	$0.66	$0.11	$0.82	$0.19
Diluted income per common share:
Net income available to common shareholders	$0.65	$0.11	$0.81	$0.19
Weighted average number of common shares outstanding:
Basic	23,332,323	23,186,551	23,299,209	23,162,551
Diluted	23,557,516	23,296,008	23,502,403	23,268,606
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$15,369	$2,501	$19,076	$4,281
Other comprehensive (loss) income, net of tax:
Change in unrealized holding (loss) gain on securities available for sale	(41)	412	(388)	652
Less: Reclassification adjustment for change in accounting principle	—	—	(97)	—
Less: Reclassification adjustment for net gains included in net income	—	—	48	—
Net unrealized holding (loss) gain on securities available for sale	(41)	412	(339)	652
Total comprehensive income	$15,328	$2,913	$18,737	$4,933
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
(Unaudited)
For the Six Months Ended June 30, 2018

	Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount
Balance at December 31, 2017	23,233	$150,689	$(36,670)	$(1,143)	$112,876
Implementation of ASU 2016-01	—	—	(97)	—	(97)
Issuance of restricted stock, net	70	—	—	—	—
Common stock based compensation expense	—	416	—	—	416
Common stock options exercised	75	373	—	—	373
Net income	—	—	19,076	—	19,076
Other comprehensive loss	—	—	—	(339)	(339)
Balance at June 30, 2018	23,378	$151,478	$(17,691)	$(1,482)	$132,305
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$19,076	$4,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193	200
Amortization of premium on securities	96	116
Net gain on sale of securities available for sale	(48)	—
Net amortization of deferred fees and unearned income on loans	(11)	(411)
Net gain on sale of premises and equipment	—	(2)
Net loss on sale of other assets	4	—
Stock-based compensation expense	416	405
Other	59	—
Changes in operating assets and liabilities:
Net increase in accrued interest receivable	(194)	(387)
Net decrease (increase) in other assets	1,134	(567)
Net increase in deferred taxes	(11,085)	—
Net increase in income taxes receivable	(53)	—
Net increase in accrued interest payable	15	22
Net (decrease) increase in other liabilities	(1,718)	49
Net cash provided by operating activities	7,884	3,706
Cash Flows From Investing Activities:
Net decrease in interest-bearing time deposits with financial institutions	500	—
Maturities of and principal payments received on securities available for sale and other stock	3,125	3,924
Purchase of securities available for sale and other stock	(655)	(1,036)
Proceeds from sale of securities available for sale and other stock	6,883	—
Purchase of other investments	(141)	(133)
Net decrease (increase) in loans	1,997	(95,773)
Purchases of premises and equipment	(283)	(80)
Proceeds from sale of other assets	32	—
Proceeds from sale of premises and equipment	—	2
Net cash provided by (used in) investing activities	11,458	(93,096)
Cash Flows From Financing Activities:
Net increase in deposits	28,410	65,404
Proceeds from borrowings	21,000	15,000
Payments of borrowings	(31,727)	(15,000)
Proceeds from exercise of common stock options	373	995
Net cash provided by financing activities	18,056	66,399
Net increase (decrease) in cash and cash equivalents	37,398	(22,991)
Cash and Cash Equivalents, beginning of period	198,208	138,845
Cash and Cash Equivalents, end of period	$235,606	$115,854
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$6,282	$3,247
Cash paid for income taxes	$53	$2
Non-Cash Investing Activities:
Transfer of loans into other assets	$—	$181
Transfer of loans into other real estate owned	$1,346	$—
Impact of change in accounting principle	$97	$—
Assumption of debt upon foreclosure of property	$727	$—
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
Principles of Consolidation
Our consolidated financial statements for the three and six months ended June 30, 2018 and 2017 include the accounts of PMBC, the Bank and PMAR. All significant intercompany balances and transactions were eliminated in consolidation.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability measured on a discounted basis and a right-of-use asset a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged and the accounting for sale and leaseback transactions were simplified. This guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We will adopt this guidance on January 1, 2019. We expect our statement of financial condition to be grossed up on both the asset and liability side to reflect our lease obligations, and we do not expect adoption of this guidance to have a material impact on our consolidated financial statements or on our disclosures related to leases.
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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance for classification of specific items on the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. We adopted this guidance on January 1, 2018 and it did not have a material impact on our consolidated statement of cash flows.
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
FHLB and FRBSF Stock. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF. During the three and six months ended June 30, 2018, we purchased no FHLB stock. During the three and six months ended June 30, 2018, we purchased 3,143 and 9,945 shares of FRBSF stock, respectively. No shares of FHLB stock or FRBSF stock were called during the three and six months ended June 30, 2018. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.
Investment Securities Available for Sale. Fair value measurement for our investment securities available for sale is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 investment securities include those traded on an active exchange, such as the New York Stock Exchange, and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 investment securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.
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
Other Foreclosed Assets. Other foreclosed assets are reported at their net realizable value (fair value less estimated costs to sell) at the time any collateral other than real estate is acquired by the Bank in satisfaction of a loan. Subsequently, other foreclosed assets are carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is determined based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the foreclosed asset at Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the foreclosed asset at Level 3.

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
Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

	At June 30, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Debt securities available for sale
U.S. Treasury securities	$2,966	$—	$2,966	$—
Residential mortgage backed securities issued by U.S. agencies	26,221	—	26,221	—
Total debt securities available for sale at fair value	$29,187	$—	$29,187	$—

	At December 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Debt securities available for sale
U.S. Treasury securities	$2,971	$—	$2,971	$—
Residential mortgage backed securities issued by U.S. agencies	30,122	—	30,122	—
Asset-backed security (1)	1,741	—	—	1,741
Total debt securities available for sale	34,834	—	33,093	1,741
Equity securities
Mutual funds (1)	4,904	4,904	—	—
Total debt and equity securities available for sale at fair value	$39,738	$4,904	$33,093	$1,741

(1)	These investments were sold during the six months ended June 30, 2018. Refer to Note 4, Investments for further detail regarding these sales.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the six months ended June 30, 2018:

Asset Backed Securities
(Dollars in thousands)
Balance of recurring Level 3 instruments at December 31, 2017	$1,741
Total gains or losses (realized/unrealized):
Included in earnings-realized	53
Included in other comprehensive income	251
Sales	(2,054)
Settlements	9
Balance of recurring Level 3 instruments at June 30, 2018	$—
Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These nonrecurring fair value adjustments typically involve application of the lower of cost or market accounting or write-downs of individual assets. Information regarding assets measured at fair value on a nonrecurring basis is set forth in the table below.

	At June 30, 2018				At December 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Impaired loans	$5,325	$—	$—	$5,325	$6,360	$—	$—	$6,360
Other real estate owned	2,073	—	2,073	—	—	—	—	—
Total	$7,398	$—	$2,073	$5,325	$6,360	$—	$—	$6,360

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of June 30, 2018, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of June 30, 2018	Valuation Techniques(2)	Unobservable Inputs(2)	Range	Weighted Average
	(Dollars in thousands)
Assets
Impaired loans	5,325	Third-Party Pricing	Discounted cash flow	N/A (1)	N/A (1)
	$5,325

(1)
As part of our process, we obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.

(2)	As of June 30, 2018, there has been no change to our valuation techniques or the types of unobservable inputs used in the calculation of fair value from December 31, 2017.
Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of June 30, 2018 and December 31, 2017, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At June 30, 2018					At December 31, 2017
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$235,606	$235,606	$235,606	$—	$—	$198,208	$198,208	198,208	—	—
Interest-bearing deposits with financial institutions	2,420	2,420	2,420	—	—	2,920	2,920	2,920	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	8,762	8,762	8,762	—	—	8,107	8,107	8,107	—	—
Loans, net	1,049,003	1,039,721	—	—	1,039,721	1,053,201	1,046,171	—	—	1,046,171
Accrued interest receivable	4,066	4,066	4,066	—	—	3,872	3,872	3,872	—	—
Financial liabilities:
Noninterest bearing deposits	343,718	343,718	343,718	—	—	338,273	338,273	338,273	—	—
Interest-bearing deposits	824,085	821,959	—	821,959	—	801,120	800,169	—	800,169	—
Borrowings	30,000	30,229	—	30,229	—	40,866	41,238	—	41,238	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	412	412	412	—	—	397	397	397	—	—

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at June 30, 2018 and December 31, 2017:

(Dollars in thousands)	June 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
U.S. Treasury securities	$2,997	$—	$(31)	$2,966	$2,996	$—	$(25)	$2,971
Residential mortgage backed securities issued by U.S. Agencies(1)	27,672	1	(1,452)	26,221	30,894	5	(777)	30,122
Asset backed security(2)	—	—	—	—	1,992	—	(251)	1,741
Mutual funds(3)	—	—	—	—	5,000	11	(107)	4,904
Total	$30,669	$1	$(1,483)	$29,187	$40,882	$16	$(1,160)	$39,738

(1)	Secured by closed-end first liens on 1-4 family residential mortgages.

(2)
Comprised of a security that represented an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies. This investment was sold during the six months ended June 30, 2018.

(3)
Consisted primarily of mutual fund investments in closed-end first liens on 1-4 family residential mortgages. As a result of the adoption of ASU 2016-01 effective January 1, 2018, the change in fair value for all equity securities is required to be recorded within the income statement and would no longer be included in this table. However, this investment was sold during the six months ended June 30, 2018 so the only impact from the adoption of ASU 2016-01 in 2018 relates to the adjustment to beginning retained earnings for the $97 thousand gross unrealized loss as of December 31, 2017.

At June 30, 2018 and December 31, 2017, U.S. agency residential mortgage backed securities with an aggregate fair market value of $16.1 million and $22.7 million, respectively, were pledged to secure repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at June 30, 2018 and December 31, 2017 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At June 30, 2018 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$6,616	$16,628	$7,120	$305	$30,669
Securities available for sale, estimated fair value	6,301	15,863	6,727	296	29,187
Weighted average yield	1.43%	1.49%	1.63%	2.60%	1.52%

	At December 31, 2017 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost (1)	$5,685	$23,772	$8,956	$2,469	$40,882
Securities available for sale, estimated fair value (1)	5,543	23,253	8,727	2,215	39,738
Weighted average yield (1)	1.49%	1.60%	1.63%	3.86%	1.73%

(1)
Included within these balances are equity securities that consisted primarily of mutual fund investments in closed-end first liens on 1-4 family residential mortgages. As a result of the adoption of ASU 2016-01 effective January 1, 2018, the change in fair value for all equity securities is required to be recorded within the income statement and would no longer be included in this table. However, this investment was sold during the six months ended June 30, 2018 so the only impact from the adoption of ASU 2016-01 in 2018 relates to the adjustment to beginning retained earnings for the $97 thousand gross unrealized loss as of December 31, 2017.

We purchased no securities available for sale during the three and six months ended June 30, 2018. During the three and six months ended June 30, 2017, we purchased $0 and $1.0 million of securities available for sale. During the six months ended June 30, 2018, we had sales proceeds of $2.1 million on the sale of debt securities available for sale, with a gain of $53 thousand, and sales proceeds of $4.8 million on the sale of our equity securities, with a loss of $5 thousand. We had no sales of securities available for sale during the three months ended June 30, 2018 and the three and six months ended June 30, 2017.
The tables below indicate, as of June 30, 2018 and December 31, 2017, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at June 30, 2018
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$2,966	$(31)	$—	$—	$2,966	$(31)
Residential mortgage backed securities issued by U.S. Agencies	1,665	(47)	24,492	(1,405)	26,157	(1,452)
Total	$4,631	$(78)	$24,492	$(1,405)	$29,123	$(1,483)

	Securities with Unrealized Loss at December 31, 2017
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$2,971	$(25)	$—	$—	$2,971	$(25)
Residential mortgage backed securities issued by U.S. Agencies	1,400	(15)	28,241	(762)	29,641	(777)
Asset-backed security	—	—	1,740	(251)	1,740	(251)
Mutual funds (1)	1,485	(15)	2,658	(92)	4,143	(107)
Total	$5,856	$(55)	$32,639	$(1,105)	$38,495	$(1,160)

(1)
Consisted primarily of mutual fund investments in closed-end first liens on 1-4 family residential mortgages. As a result of the adoption of ASU 2016-01 effective January 1, 2018, the change in fair value for all equity securities is required to be recorded within the income statement and would no longer be included in this table. However, this investment was sold during the six months ended June 30, 2018 so the only impact from the adoption of ASU 2016-01 in 2018 relates to the adjustment to beginning retained earnings for the $97 thousand gross unrealized loss as of December 31, 2017.

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
Through the impairment assessment process, we determined that there were no available-for-sale debt securities that were other-than-temporarily impaired at June 30, 2018. We recorded no impairment credit losses on available-for-sale debt securities in our consolidated statements of operations for the three and six months ended June 30, 2018 and 2017.
We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of June 30, 2018 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).
Equity Investments Without Readily Determinable Fair Value
As of June 30, 2018, we had two investments in limited partnerships without a readily determinable fair value. As of June 30, 2018, we owned less than 3% of the total investment in each partnership. Under ASU 2016-01, we elected to measure these equity investments using the measurement alternative, which requires that these investments are measured at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. During the three and six months ended June 30, 2018, these investments were not impaired and there were no observable price changes. As a result, the balance shown below as of June 30, 2018 represents the cost of the investments and is included within other assets on the consolidated statements of financial condition. Prior to the adoption of ASU 2016-01, these investments were accounted for under the cost method of accounting and included within other assets on the consolidated statements of financial condition. During the three and six months ended June 30, 2018, we had $52 thousand and $141 thousand, respectively, of capital contributions to these investments. We had $133 thousand of capital contributions to these investments during both the three and six months ended June 30, 2017. As of June 30, 2018 and December 31, 2017, our equity investments without readily determinable fair value were as follows:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Equity investments without readily determinable fair value	$1,035	$893

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$403,152	38.1%	$394,493	37.1%
Commercial real estate loans – owner occupied	225,018	21.2%	214,365	20.1%
Commercial real estate loans – all other	224,555	21.2%	228,090	21.4%
Residential mortgage loans – multi-family	90,270	8.5%	114,302	10.7%
Residential mortgage loans – single family	24,583	2.3%	24,848	2.3%
Construction and land development loans	30,395	2.9%	34,614	3.3%
Consumer loans	61,084	5.8%	53,918	5.1%
Gross loans	1,059,057	100.0%	1,064,630	100.0%
Deferred fee (income) costs, net	3,315		2,767
Allowance for loan and lease losses	(13,369)		(14,196)
Loans, net	$1,049,003		$1,053,201
At June 30, 2018 and December 31, 2017, real estate loans of approximately $800 million and $669 million, respectively, were pledged to secure borrowings obtained from the FHLB and to support our unfunded borrowing capacity. During the three and six months ended June 30, 2018, we sold $15.1 million of commercial real estate loans - all other at par value. No loans were sold during the three and six months ended June 30, 2017. During the three and six months ended June 30, 2018, we purchased no loans. During the three and six months ended June 30, 2017, we purchased $30.1 million of performing commercial real estate loans - owner occupied and commercial real estate loans - all other.
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

Set forth below is a summary of the activity in the ALLL, by portfolio type, during the three and six months ended June 30, 2018 and 2017:

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL in the three months ended June 30, 2018:
Balance at beginning of period	$7,634	$3,255	$888	$1,112	$516	$13,405
Charge offs	(355)	—	—	—	—	(355)
Recoveries	288	—	—	31	—	319
Provision	(74)	(302)	(561)	435	502	—
Balance at end of period	$7,493	$2,953	$327	$1,578	$1,018	$13,369
ALLL in the six months ended June 30, 2018:
Balance at beginning of period	$9,155	$2,906	$650	$1,043	$442	$14,196
Charge offs	(1,423)	—	—	—	—	(1,423)
Recoveries	560	—	—	36	—	596
Provision	(799)	47	(323)	499	576	—
Balance at end of period	$7,493	$2,953	$327	$1,578	$1,018	$13,369
ALLL in the three months ended June 30, 2017:
Balance at beginning of period	$10,234	$3,857	$116	$806	$1,781	$16,794
Charge offs	(19)	(432)	—	(105)	—	(556)
Recoveries	934	—	—	6	—	940
Provision	(1,036)	1,232	41	416	(653)	—
Balance at end of period	$10,113	$4,657	$157	$1,123	$1,128	$17,178
ALLL in the six months ended June 30, 2017:
Balance at beginning of period	$11,276	$4,226	$343	$642	$314	$16,801
Charge offs	$(465)	$(432)	$—	$(114)	$—	$(1,011)
Recoveries	1,194	—	27	167	—	1,388
Provision	(1,892)	863	(213)	428	814	—
Balance at end of period	$10,113	$4,657	$157	$1,123	$1,128	$17,178

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of June 30, 2018 and December 31, 2017.

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL balance at June 30, 2018 related to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	7,493	2,953	327	1,578	1,018	13,369
Total	$7,493	$2,953	$327	$1,578	$1,018	$13,369
Loans balance at June 30, 2018 related to:
Loans individually evaluated for impairment	$4,413	$862	$—	$50	$—	$5,325
Loans collectively evaluated for impairment	398,739	538,981	30,395	85,617	—	1,053,732
Total	$403,152	$539,843	$30,395	$85,667	$—	$1,059,057
ALLL balance at December 31, 2017 related to:
Loans individually evaluated for impairment	$7	$—	$—	$—	$—	$7
Loans collectively evaluated for impairment	9,148	2,906	650	1,043	442	14,189
Total	$9,155	$2,906	$650	$1,043	$442	$14,196
Loans balance at December 31, 2017 related to:
Loans individually evaluated for impairment	$3,672	$2,461	$—	$227	$—	$6,360
Loans collectively evaluated for impairment	390,821	554,296	34,614	78,539	—	1,058,270
Total	$394,493	$556,757	$34,614	$78,766	$—	$1,064,630

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factor into our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at June 30, 2018 and December 31, 2017:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At June 30, 2018
Commercial loans	$553	$6,245	$2,669	$9,467	$393,685	$403,152	$—
Commercial real estate loans – owner-occupied	—	3,870	—	3,870	221,148	225,018	—
Commercial real estate loans – all other	—	—	—	—	224,555	224,555	—
Residential mortgage loans – multi-family	—	—	—	—	90,270	90,270	—
Residential mortgage loans – single family	—	—	—	—	24,583	24,583	—
Construction and land development loans	—	—	—	—	30,395	30,395	—
Consumer loans	—	—	—	—	61,084	61,084	—
Total	$553	$10,115	$2,669	$13,337	$1,045,720	$1,059,057	$—
At December 31, 2017
Commercial loans	$1,387	$—	$2,125	$3,512	$390,981	$394,493	$—
Commercial real estate loans – owner-occupied	—	—	—	—	214,365	214,365	—
Commercial real estate loans – all other	—	936	—	936	227,154	228,090	—
Residential mortgage loans – multi-family	—	—	—	—	114,302	114,302	—
Residential mortgage loans – single family	—	—	—	—	24,848	24,848	—
Construction and land development loans	—	—	—	—	34,614	34,614	—
Consumer loans	—	—	—	—	53,918	53,918	—
Total	$1,387	$936	$2,125	$4,448	$1,060,182	$1,064,630	$—
Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at June 30, 2018 or December 31, 2017. In certain instances, when a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received (referred to as full nonaccrual basis of accounting), except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income (referred to as nonaccrual cash basis of accounting). Nonaccrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.
The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$4,413	$3,222
Commercial real estate loans – owner occupied	862	893
Commercial real estate loans – all other	—	1,568
Residential mortgage loans – single family	—	171
Consumer	50	56
Total(1)	$5,325	$5,910

(1)    Nonaccrual loans may include loans that are currently considered performing loans.

 We classify our loan portfolio using internal asset quality ratings. The following table provides a summary of loans by portfolio type and our internal asset quality ratings as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Pass:
Commercial loans	$385,462	$375,024
Commercial real estate loans – owner occupied	217,697	207,094
Commercial real estate loans – all other	214,055	226,522
Residential mortgage loans – multi family	90,270	114,302
Residential mortgage loans – single family	24,583	24,677
Construction and land development loans	30,395	34,614
Consumer loans	61,034	53,862
Total pass loans	$1,023,496	$1,036,095
Special Mention:
Commercial loans	$9,788	$11,009
Commercial real estate loans – owner occupied	2,589	6,378
Commercial real estate loans – all other	10,500	—
Total special mention loans	$22,877	$17,387
Substandard:
Commercial loans	$7,902	$8,094
Commercial real estate loans – owner occupied	4,732	893
Commercial real estate loans – all other	—	1,568
Residential mortgage loans – single family	—	171
Consumer loans	50	56
Total substandard loans	$12,684	$10,782
Doubtful:
Commercial loans	$—	$366
Total doubtful loans	$—	$366
Total Loans:	$1,059,057	$1,064,630
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
The following table sets forth information regarding impaired loans, at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Impaired loans:
Nonaccruing loans	$5,325	$5,101
Nonaccruing restructured loans(1)	—	809
Accruing restructured loans(1)(2)	—	450
Total impaired loans	$5,325	$6,360
Impaired loans less than 90 days delinquent and included in total impaired loans	$2,656	$3,994

(1)	As of June 30, 2018, we had no restructured loans.

(2)	See “Troubled Debt Restructurings” below for a description of accruing restructured loans at June 30, 2018 and December 31, 2017.

The table below contains additional information with respect to impaired loans, by portfolio type, as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$4,413	$5,268	$—	$3,222	$5,910	$—
Commercial real estate loans – owner occupied	862	933	—	893	945	—
Commercial real estate loans – all other	—	—	—	1,568	1,965	—
Residential mortgage loans – single family	—	—	—	171	185	—
Consumer loans	50	70	—	56	73	—
Total	5,325	6,271	—	5,910	9,078	—
With allowance recorded:
Commercial loans	$—	$—	$—	$450	$450	$7
Total	—	—	—	450	450	7
Total
Commercial loans	$4,413	$5,268	$—	$3,672	$6,360	$7
Commercial real estate loans – owner occupied	862	933	—	893	945	—
Commercial real estate loans – all other	—	—	—	1,568	1,965	—
Residential mortgage loans – single family	—	—	—	171	185	—
Consumer loans	50	70	—	56	73	—
Total	5,325	6,271	—	6,360	9,528	7

(1)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At June 30, 2018 and December 31, 2017, there were $5.3 million and $5.9 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at June 30, 2018 for which no specific reserves were allocated, $1.7 million had been deemed impaired in the prior year.

Average balances and interest income recognized on impaired loans, by portfolio type, for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$4,408	$—	$17,312	$10	$4,013	$62	$16,462	$39
Commercial real estate loans – owner occupied	871	—	1,411	—	879	—	2,057	—
Commercial real estate loans – all other	739	—	1,647	—	1,016	—	1,683	—
Residential mortgage loans – multi-family	—	—	—	—	—	—	107	—
Residential mortgage loans – single family	—	—	195	—	57	—	212	—
Consumer loans	52	—	133	—	53	—	66	1
Total	6,070	—	20,698	10	6,018	62	20,587	40
With allowance recorded:
Commercial loans	193	—	3,584	8	279	—	4,562	15
Total	193	—	3,584	8	279	—	4,562	15
Total
Commercial loans	4,601	—	20,896	18	4,292	62	21,024	54
Commercial real estate loans – owner occupied	871	—	1,411	—	879	—	2,057	—
Commercial real estate loans – all other	739	—	1,647	—	1,016	—	1,683	—
Residential mortgage loans – multi-family	—	—	—	—	—	—	107	—
Residential mortgage loans – single family	—	—	195	—	57	—	212	—
Consumer loans	52	—	133	—	53	—	66	1
Total	$6,263	$—	$24,282	$18	$6,297	$62	$25,149	$55
The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $101 thousand and $429 thousand during the three months ended June 30, 2018 and 2017, respectively, and $206 thousand and $836 thousand during the six months ended June 30, 2018 and 2017, respectively.
Troubled Debt Restructurings (“TDRs”)
Pursuant to the FASB's ASU No. 2011-2, A Creditor’s Determination of whether a Restructuring is a Troubled Debt Restructuring, the Bank's TDRs totaled $0 and $1.3 million at June 30, 2018 and December 31, 2017, respectively. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the form of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower’s cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower’s loan will be reinstated.

The following table presents loans restructured as TDRs during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30, 2018			June 30, 2017
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial loans	—	$—	$—	1	$510	$510
	—	—	—	1	510	510
Nonperforming
Commercial loans	—	—	—	1	1,416	1,416
	—	—	—	1	1,416	1,416
Total Troubled Debt Restructurings(1)	—	$—	$—	2	$1,926	$1,926
	Six Months Ended
	June 30, 2018			June 30, 2017
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial loans	—	$—	$—	1	$510	$510
	—	—	—	1	510	510
Nonperforming
Commercial loans	—	—	—	2	1,819	1,526
	—	—	—	2	1,819	1,526
Total Troubled Debt Restructurings(1)	—	$—	$—	3	$2,329	$2,036

(1)	No outstanding loans were restructured during the three and six months ended June 30, 2018.
During the three and six months ended June 30, 2018 and 2017, TDRs that were modified within the preceding 12-month period which subsequently defaulted were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
(Dollars in thousands)
Commercial loans	—	$—	—	$—	—	$—	—	$—
Commercial real estate - owner occupied	—	$—	—	$—	—	$—	—	$—
Total(1)	—	$—	—	$—	—	$—	—	$—

(1)	During the three and six months ended June 30, 2018 and 2017, there were no TDRs that were modified within the preceding 12-month period which subsequently defaulted.

6. Income Taxes
At June 30, 2018 and December 31, 2017, we have a net deferred tax asset of $11.0 million and $0, respectively. The net deferred tax asset was $0 at December 31, 2017 as a result of the full valuation allowance recorded against our gross deferred tax asset, which we reversed at June 30, 2018. The components of our net deferred tax asset are as follows at:

(Dollars in thousands)	June 30,	December 31,
	2018	2017
Deferred tax asset:
Allowance for loan and lease losses	$3,956	$4,207
Other than temporary impairment on securities	56	56
Deferred compensation	667	693
Litigation reserve	131	131
Other accrued expenses	878	927
Charitable contributions	241	241
Reserve for unfunded commitments	103	103
Tax credits	60	60
Net operating loss carry forward	5,086	9,754
Stock based compensation	528	363
Depreciation and amortization	—	—
Unrealized losses on securities and deferred compensation	438	338
Total deferred tax assets	12,144	16,873
Deferred tax liabilities:
Depreciation and amortization	(133)	(133)
Other	(981)	(803)
Total deferred tax liabilities	(1,114)	(936)
Valuation allowance	—	(15,937)
Total net deferred tax asset	$11,030	$—
For both the three and six months ended June 30, 2018, we had an income tax benefit of $11.1 million, as a result of the release of our full valuation allowance of $11.1 million on our net deferred tax asset, discussed further below. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and based on its evaluation, management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. Due to the hierarchy of evidence that the accounting rules specify, management determined that the valuation allowance that was previously established on the balance of our deferred tax asset was no longer required at June 30, 2018 and released the entire $11.1 million during the three months ended June 30, 2018. Significant positive evidence included our three-year cumulative income position, continued improvement in asset quality, and the expectation that we will continue to have positive earnings based on seven trailing quarters of positive income and our forecast. Negative evidence included our accumulated deficit. The value of our deferred tax asset is computed based upon an estimate of taxable income for the full year of 2018, which will result in only minimal tax provision in subsequent quarters during 2018.
For the three and six months ended June 30, 2017, we had income tax expense of $64 thousand and $113 thousand, respectively. The income tax expense for the three and six months ended June 30, 2017 represented the payment to the State of California for the cost of doing business within the state and an estimated alternative minimum tax payment. No additional income tax expense was recorded during the three and six months ended June 30, 2017 as a result of our full valuation allowance. During the six months ended June 30, 2017, management evaluated the positive and negative evidence and determined that there continued to be enough negative evidence to support the full valuation allowance of $21.6 million at June 30, 2017. Negative evidence at June 30, 2017 included our accumulated deficit and our three-year cumulative loss position.
We file income tax returns with the U.S. federal government and the State of California. As of June 30, 2018, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2014 to 2016 tax years and the Franchise Tax Board for California state income tax returns for the 2013 to 2016 tax years. Net operating losses on our U.S. federal and California state income tax returns may be carried forward up to 20 years. As of June 30, 2018, we do not have any unrecognized tax benefits.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three and six months ended June 30, 2018 and 2017.
7. Stock-Based Employee Compensation Plans

In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan (the “2010 Incentive Plan”), which authorized and set aside a total of 400,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. An additional 158,211 shares of common stock were also set aside which was equal to the total of the shares that were available for the grant of equity incentives under our shareholder-approved 2008 and 2004 Equity Incentive Plans (the “Previously Approved Plans”) at the time of the adoption of the 2010 Incentive Plan. Options to purchase a total of 66,442 shares of our common stock granted under the Previously Approved Plans were outstanding at June 30, 2018. The 2010 Incentive Plan provides that if any of these outstanding options under the Previously Approved Plans expire or are terminated for any reason, then the number of shares that would become available for grants or awards of equity incentives under the 2010 Incentive Plan would be increased by an equivalent number of shares. At the Annual Shareholders meeting held in May 2013, our shareholders approved an additional 800,000 share increase in the maximum number of shares of our common stock that may be issued pursuant to grants or exercises of options or restricted shares or other equity incentives under the 2010 Incentive Plan, of which 306,757 shares of restricted stock, net of shares withheld for taxes, have vested as of June 30, 2018 thereby decreasing the maximum number of shares authorized under the 2010 Incentive Plan. As a result, as of June 30, 2018, the maximum number of shares that were authorized for the grant of options or other equity incentives under the 2010 Incentive Plan totaled 1,117,896 (assuming that all shares of our common stock subject to options and other equity awards expire or are terminated prior to vesting), or approximately 5% of the shares of our common stock then outstanding.
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
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at June 30, 2018 under the 2010 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company, under the 2010 Incentive Plan, has also granted restricted stock for the benefit of its employees and directors. These restricted shares vest over a period ranging from three to five years for employees and one year for directors. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients do not pay any cash consideration for the shares.
Stock Options
The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Assumptions with respect to:	2018	2017	2018	2017
Expected volatility	—%	33%	30%	33%
Risk-free interest rate	—%	1.95%	2.69%	1.95%
Expected dividends	—%	—%	—%	—%
Expected term (years)	0.0	5.7	5.8	5.7
Weighted average fair value of options granted during period	$—	$2.81	$2.81	$2.81
The following table summarizes the stock option activity under the Company’s equity incentive plans during the six months ended June 30, 2018 and 2017, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2018		2017
Outstanding – January 1,	792,577	$6.41	1,066,914	$6.35
Granted	154,011	8.20	3,000	8.05
Exercised	(75,108)	4.95	(171,834)	5.77
Forfeited/Canceled	(7,150)	6.47	(49,300)	7.19
Outstanding – June 30,	864,330	6.86	848,780	6.42
Options Exercisable – June 30,	585,482	$6.49	568,249	$6.19
Options Vested – June 30,	585,482	$6.49	568,249	$6.19
Options to purchase 67,108 and 20,500 shares of our common stock were exercised during the three months ended June 30, 2018 and 2017, respectively, and 75,108 and 171,834 shares during the six months ended June 30, 2018 and 2017, respectively. The aggregate intrinsic value of options exercised during the three months ended June 30, 2018 and 2017 was $311 thousand and $85 thousand, respectively, and $356 thousand and $309 thousand during the six months ended June 30, 2018 and 2017, respectively. The fair value of options that vested during the three months ended June 30, 2018 and 2017 was $75 thousand and $83 thousand, respectively, and $349 thousand and $390 thousand during the six months ended June 30, 2018 and 2017, respectively.
The following table provides additional information regarding the vested and unvested options that were outstanding at June 30, 2018.

Options Outstanding as of June 30, 2018					Options Exercisable as of June 30, 2018(1)
Exercise Price	Vested	Unvested	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price Per Share
$2.97 – $3.99	18,003	—	$3.48	2.95	18,003	$3.48
$4.00 – $4.99	16,000	—	4.34	2.80	16,000	4.34
$5.00– $5.99	15,000	—	5.30	4.97	15,000	5.30
$6.00– $6.99	411,833	84,654	6.61	6.00	411,833	6.57
$7.00-$8.90	124,646	194,194	7.63	8.44	124,646	7.09
	585,482	278,848	$6.86	6.76	585,482	$6.49

(1)	The weighted average remaining contractual life of the options that were exercisable as of June 30, 2018 was 5.82 years.
The aggregate intrinsic value of options that were outstanding and exercisable under the 2010 Incentive Plan at June 30, 2018 and December 31, 2017 was $1.9 million and $1.4 million, respectively.

A summary of the status of the unvested options outstanding as of June 30, 2018 and 2017, and changes in the weighted average grant date fair values of the unvested options during the six months ended June 30, 2018 and 2017, are set forth in the following table.

	For the six months ended June 30,
	2018		2017
	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value Per Share	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value Per Share
Unvested at the beginning of the period	255,348	$2.80	461,944	$2.79
Granted	154,011	2.81	3,000	2.81
Vested	(123,361)	2.83	(137,913)	2.83
Forfeited/Canceled	(7,150)	2.66	(46,500)	2.62
Unvested at the end of the period	278,848	2.79	280,531	2.80

At June 30, 2018, the weighted average period over which nonvested awards were expected to be recognized was 2.31 years.
Restricted Stock
The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the six months ended June 30, 2018 and 2017.

	For the six months ended June 30,
	2018		2017
	Number of Shares	Average Grant Date Fair Value Per Share	Number of Shares	Average Grant Date Fair Value Per Share
Outstanding at the beginning of the period	103,508	$7.33	151,298	$6.84
Granted	75,417	8.19	29,907	7.69
Vested	(62,564)	7.26	(66,558)	6.81
Forfeited	(4,690)	7.55	(12,500)	6.81
Outstanding at the end of the period	111,671	$7.94	102,147	$7.11
Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options and restricted stock outstanding at June 30, 2018, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
Remainder of 2018	$223	$244	$467
2019	193	225	418
2020	153	175	328
2021	45	67	112
2022 and beyond	21	38	59
	$635	$749	$1,384
The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the three months ended June 30, 2018 and 2017 were $170 thousand and $208 thousand, respectively, in each case net of taxes, and $298 thousand and $405 thousand for the six months ended June 30, 2018 and 2017, respectively, in each case net of taxes.

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

The following table shows how we computed basic and diluted EPS for the three and six months ended June 30, 2018 and 2017.

(In thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Numerator for basic and diluted net income available to common shareholders	$15,369	$2,501	$19,076	$4,281
Denominator:
Basic weighted average outstanding shares of common stock	23,332	23,187	23,299	23,163
Dilutive effect of employee stock options	226	109	203	106
Diluted weighted average common stock and common stock equivalents	23,558	23,296	23,502	23,269
Basic income per common share(1):
Net income available to common shareholders	$0.66	$0.11	$0.82	$0.19
Diluted income per common share(1):
Net income available to common shareholders	$0.65	$0.11	$0.81	$0.19

(1)
The basic and diluted earnings per share amounts for the three and six months ended June 30, 2018 and 2017 are the same under both the Treasury Stock Method and the Two-Class Method as prescribed in FASB ASC 260-10, Earnings Per Share.

The weighted average shares that have an antidilutive effect in the calculation of diluted net income per share and have been excluded from the computations above were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Stock options(1)	157,711	378,355	113,971	427,018

(1)
Represents stock options that were excluded from the computation of diluted earnings per common share for the three and six months ended June 30, 2018 and 2017 as a result of the shares being “out-of-the-money.”

9. Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss), net
Accumulated other comprehensive income (loss), net as of June 30, 2018 and December 31, 2017 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Accumulated Other Comprehensive Income (Loss), Net
	(Dollars in thousands)
Ending balance as of December 31, 2016	$(1,842)	$(1,842)
Other comprehensive income before reclassifications (1)	695	695
Amounts reclassified from accumulated other comprehensive income, net of tax	4	4
Other comprehensive income (1)	699	699
Ending balance as of December 31, 2017	$(1,143)	$(1,143)
Other comprehensive loss before reclassifications (2)	(388)	(388)
Amounts reclassified from accumulated other comprehensive loss (3)	49	49
Other comprehensive loss (2)	(339)	(339)
Ending balance as of June 30, 2018	$(1,482)	$(1,482)

(1)	No tax impact as a result of the full valuation allowance recorded against our deferred tax asset at December 31, 2017.

(2)	No tax impact as a result of the release of the valuation allowance being recorded within continuing operations at June 30, 2018.

(3)
This balance consists of the $48 thousand net gain on sale of available for sale debt securities included in our consolidated statement of operations offset by $97 thousand included in our consolidated statement of shareholders' equity as an adjustment to our beginning retained earnings.

10. Commitments and Contingencies

Commitments
To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At June 30, 2018 and December 31, 2017, we were committed to fund certain loans including letters of credit amounting to approximately $271 million and $295 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represent the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $350 thousand at both June 30, 2018 and December 31, 2017.
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
Borrowings
At June 30, 2018 and December 31, 2017, our borrowings and contractual obligations consisted of the following:

(Dollars in thousands)	June 30, 2018	December 31, 2017
FHLB advances—short-term	$30,000	$40,000
Other borrowings—short-term(1)	—	866
Total borrowings—short-term	30,000	40,866

FHLB advances—long-term	—	—
Total	$30,000	$40,866

(1)
Borrowings had an interest rate of 15% as of December 31, 2017. This represented the portion of a participated loan that was required under GAAP to be recorded as other borrowings as of December 31, 2017. The participated portion of this loan was repurchased during the first quarter of 2018 and is no longer required to be recorded in other borrowings.

The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 1.93% for the six months ended June 30, 2018.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
10,000	1.72%	September 4, 2018
10,000	1.77%	December 3, 2018
10,000	2.31%	January 15, 2019
At June 30, 2018, $800 million of loans were pledged to support our FHLB borrowings and our unfunded borrowing capacity. As of June 30, 2018, we had unused borrowing capacity of $383 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the six months ended June 30, 2018 was $40.9 million.
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
In December 2016, following an ongoing review related to alleged discriminatory practices within our discontinued mortgage banking business, we received notice that the U.S. Department of Justice (“DOJ”) had authorized a potential enforcement action against the Bank. During the three months ended June 30, 2018, we settled this matter with the DOJ for $1.0 million, which we have fully accrued for as of June 30, 2018.
Based on our evaluation of the remaining lawsuits and other proceedings that were pending against us as of June 30, 2018, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our results of operations or cash flows for any particular reporting period.

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
The following table sets forth information regarding the net interest income and noninterest income for our commercial banking segment for the three and six months ended June 30, 2018 and 2017.

(Dollars in thousands)	Commercial	Other(1)	Total
Net interest income for the three months ended June 30,
2018	$11,849	$598	$12,447
2017	$10,560	$(164)	$10,396
Noninterest income for the three months ended June 30,
2018	$1,130	$6	$1,136
2017	$1,053	$378	$1,431
Net interest income for the six months ended June 30,
2018	$23,449	$1,183	$24,632
2017	$20,527	$(60)	$20,467
Noninterest income for the six months ended June 30,
2018	$2,179	$12	$2,191
2017	$1,986	$416	$2,402
Segment Assets at:
June 30, 2018	$1,357,135	$739	$1,357,874
December 31, 2017	$1,320,454	$2,150	$1,322,604

(1)	Represents net interest income and noninterest income for PMAR and PMBC.

12. Regulatory Capital
Under federal banking regulations that apply to all United States-based bank holding companies and federally insured banks, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) must meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items, calculated under regulatory accounting practices. Under those regulations, each bank holding company must meet a minimum capital ratio and each federally insured bank is determined by its primary federal bank regulatory agency to come within one of the following capital adequacy categories on the basis of its capital ratios:

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
The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at June 30, 2018, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$159,695	13.6%	$101,296	At least 8.625	N/A	N/A
Bank	150,879	12.9%	101,277	At least 8.625	$117,423	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	$128,976	11.0%	$60,190	At least 5.125	N/A	N/A
Bank	137,160	11.7%	60,179	At least 5.125	$76,325	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$145,976	12.4%	$77,807	At least 6.625	N/A	N/A
Bank	137,160	11.7%	77,793	At least 6.625	$93,938	At least 8.0
Tier 1 Capital to Average Assets:
Company	$145,976	10.8%	$53,853	At least 4.0	N/A	N/A
Bank	137,160	10.2%	53,644	At least 4.0	$67,056	At least 5.0
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt correct action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. At June 30, 2018, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.

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
In addition to the risk of incurring loan losses and provision for loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk that steps we have taken to strengthen our overall credit administration are not effective; the risk of a downturn in the United States economy, and domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not succeed in further reducing our remaining nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of assets; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities; the risk that our efforts to develop a robust commercial banking platform may not succeed; and the risk that we may be unable to realize our expected level of increasing deposit inflows. Readers of this Report are encouraged to review the additional information regarding these and other risks and uncertainties to which our business is subject that is contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) that we filed with the Securities and Exchange Commission (“SEC”) on March 2, 2018, as such information may be updated from time to time in subsequent Quarterly Reports on Form 10-Q that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three and six months ended, and our financial condition at, June 30, 2018.
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
As of June 30, 2018, our total assets, net loans and total deposits were $1.4 billion, $1.0 billion and $1.2 billion, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the six months ended June 30, 2018 and 2017, we operated as one reportable segment, Commercial Banking.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.

Results of Operations
Operating Results for the Three and Six Months Ended June 30, 2018 and 2017
Our operating results for the three and six months ended June 30, 2018, compared to the same period in June 30, 2017, were as follows:

	Three Months Ended June 30,		2018 vs. 2017 % Change	Six Months Ended June 30,		2018 vs. 2017 % Change
	2018	2017		2018	2017
	(Dollars in thousands)
Interest income	$15,914	$12,132	31.2%	$30,929	$23,736	30.3%
Interest expense	3,467	1,736	99.7%	6,297	3,269	92.6%
Provision for loan and lease losses	—	—	—%	—	—	—%
Non-interest income	1,136	1,431	(20.6)%	2,191	2,402	(8.8)%
Non-interest expense	9,299	9,262	0.4%	18,832	18,475	1.9%
Income tax (benefit) expense	(11,085)	64	(17,420.3)%	(11,085)	113	(9,909.7)%
Net income	15,369	2,501	514.5%	19,076	4,281	345.6%
Interest Income
Three Months Ended June 30, 2018 and 2017
Total interest income increased 31.2% to $15.9 million for the three months ended June 30, 2018 from $12.1 million for the three months ended June 30, 2017. This was primarily due to an increase in interest income on loans and short-term investments as a result of higher average balances and an increase in the average yield during the three months ended June 30, 2018 as compared to the same prior year period. During the three months ended June 30, 2018 and 2017, interest income on loans was $14.8 million and $11.5 million, respectively, yielding 5.45% and 4.72% on average loan balances of $1.1 billion and $981.0 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The increase in average loan yield is primarily attributable to the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) raising short-term interest rates by 100 basis points since the first quarter of 2017 and the recovery of $811 thousand in interest income on one loan relationship that has been on nonaccrual status but was paid off during the three months ended June 30, 2018.
During the three months ended June 30, 2018 and 2017, interest income from our securities available-for-sale and stock was $262 thousand and $283 thousand, respectively, yielding 2.72% and 2.26% on average balances of $38.6 million and $50.1 million, respectively. The average securities balances decreased as a result of sales of $7.0 million of our available for sale securities and maturities of, and payments on, securities which we did not fully replace. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $864 thousand and $305 thousand for the three months ended June 30, 2018 and 2017, respectively, yielding 1.80% and 1.04% on average balances of $192.2 million and $117.5 million, respectively. The increase in interest income from our short-term investments was primarily attributable to a higher average balance during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, and an increase in the average yield during the same period. The increase in the average yield is attributable to the Federal Reserve Board raising short-term interest rates by 100 basis points since the first quarter of 2017. As a result, total interest income on investments increased for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.
Six Months Ended June 30, 2018 and 2017
Total interest income increased 30.3% to $30.9 million for the six months ended June 30, 2018 from $23.7 million for the six months ended June 30, 2017. This was primarily due to an increase in interest income on loans and short-term investments during the six months ended June 30, 2018 as compared to the same prior year period. During the six months ended June 30, 2018 and 2017, interest income on loans was $28.8 million and $22.5 million, respectively, yielding 5.40% and 4.72% on average loan balances of $1.1 billion and $962.3 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The increase in average loan yield is primarily attributable to the Federal Reserve Board raising short-term interest rates by 100 basis points since the first quarter of 2017 and the recovery of $1.6 million in interest income on two loan relationships that had been on nonaccrual status but were paid off during the six months ended June 30, 2018.
During the six months ended June 30, 2018 and 2017, interest income from our securities available-for-sale and stock was $536 thousand and $625 thousand, respectively, yielding 2.65% and 2.49% on average balances of $40.8 million and $50.5 million, respectively. The average securities balances decreased as a result of sales of $7.0 million of our available for sale securities and maturities of, and payments on, securities which we did not fully replace. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $1.6 million and $569 thousand for the six months ended June 30, 2018 and 2017, respectively, yielding 1.69% and 0.93% on average balances of $186.4 million and $123.3 million, respectively. The increase in interest income from our short-term investments was primarily attributable to an increase in the average yield during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 as a result of the Federal Reserve Board raising short-term interest rates by 100 basis points since the first quarter of 2017. As a result, total interest income on investments increased for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.
Interest Expense
Three Months Ended June 30, 2018 and 2017
Total interest expense increased 99.7% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was primarily due to an increase in our cost of funds from 0.95% at June 30, 2017 to 1.59% at June 30, 2018 and an increase in the average balance of interest-bearing liabilities from $734.0 million at June 30, 2017 to $872.3 million at June 30, 2018, which consisted of deposits, borrowings and junior subordinated debentures. Our cost of funds increased as a result of the actions of the Federal Reserve Board to raise short-term interest rates by 100 basis points since the first quarter of 2017. The increase in our average balance of interest-bearing liabilities is primarily the result of higher deposits due to new client acquisition, our decision to increase the rate of interest paid on our non-maturing interest bearing deposits and our certificates of deposit resulting from the rising interest rate environment, and an increase in our FHLB borrowings. Interest expense on our certificates of deposit for the three months ended June 30, 2018 and 2017 was $1.3 million and $797 thousand, respectively, with a cost of funds of 1.66% and 1.15% on average balances of $326.7 million and $277.3 million, respectively.
Six Months Ended June 30, 2018 and 2017
Total interest expense increased 92.6% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily due to an increase in our cost of funds from 0.92% at June 30, 2017 to 1.47% at June 30, 2018 and an increase in the average balance of interest-bearing liabilities of $720.4 million at June 30, 2017 to $861.1 million at June 30, 2018, which consisted of deposits, borrowings and junior subordinated debentures. Our cost of funds increased as a result of the actions of the Federal Reserve Board to raise short-term interest rates by 100 basis points since the first quarter of 2017. The increase in our average balance of interest-bearing liabilities is primarily the result of higher deposits due to new client acquisition, our decision to increase the rate of interest paid on our non-maturing interest bearing deposits and our certificates of deposit resulting from the rising interest rate environment, and an increase in our FHLB borrowings. Interest expense on our certificates of deposit for the six months ended June 30, 2018 and 2017 was $2.7 million and $1.5 million, respectively, with a cost of funds of 1.61% and 1.12% on average balances of $342.4 million and $267.0 million, respectively.
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
As a result of the Federal Reserve Board raising interest rates by 100 basis points since the first quarter of 2017, we experienced expansion in our net interest margin. The favorable impact of higher prevailing interest rates on our asset-sensitive balance sheet was evidenced in the three and six months ended June 30, 2018. While we are unable to assert as to whether the Federal Reserve Board will continue to increase short-term interest rates in the future, we expect the favorable impact on our net interest margin to remain in the event that interest rates continue to rise. However, we believe that the competition for deposits is increasing and could lead to increases in the cost of interest-bearing deposit liabilities that may partially offset the contractual increase in the yield on earning assets.
The following table sets forth information regarding our average balances, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and six months ended June 30, 2018 and 2017. Average balances are calculated based on average daily balances.

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$192,175	$864	1.80%	$117,482	$305	1.04%
Securities available for sale and stock(2)	38,633	262	2.72%	50,144	283	2.26%
Loans(3)	1,089,135	14,788	5.45%	980,987	11,544	4.72%
Total interest-earning assets	1,319,943	15,914	4.84%	1,148,613	12,132	4.24%
Noninterest-earning assets
Cash and due from banks	16,617			14,598
All other assets	12,970			(1,887)
Total assets	$1,349,530			$1,161,324
Interest-bearing liabilities:
Interest-bearing checking accounts	$56,906	$63	0.44%	$95,543	$85	0.36%
Money market and savings accounts	434,294	1,670	1.54%	343,445	689	0.80%
Certificates of deposit	326,660	1,349	1.66%	277,264	797	1.15%
Other borrowings	36,934	171	1.86%	209	—	—%
Junior subordinated debentures	17,527	214	4.90%	17,527	165	3.78%
Total interest bearing liabilities	872,321	3,467	1.59%	733,988	1,736	0.95%
Noninterest bearing liabilities
Demand deposits	346,553			315,483
Accrued expenses and other liabilities	9,802			7,314
Shareholders’ equity	120,854			104,539
Total liabilities and shareholders’ equity	$1,349,530			$1,161,324
Net interest income		$12,447			$10,396
Net interest income/spread			3.25%			3.29%
Net interest margin			3.78%			3.63%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank of San Francisco (“FRBSF”) stock.

(3)	Loans include the average balance of nonaccrual loans.

	Six Months Ended June 30,
	2018			2017
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$186,422	$1,560	1.69%	$123,308	$569	0.93%
Securities available for sale and stock(2)	40,789	536	2.65%	50,539	625	2.49%
Loans(3)	1,076,109	28,833	5.40%	962,317	22,542	4.72%
Total interest-earning assets	1,303,320	30,929	4.79%	1,136,164	23,736	4.21%
Noninterest-earning assets
Cash and due from banks	16,228			14,550
All other assets	10,051			(1,513)
Total assets	$1,329,599			$1,149,201
Interest-bearing liabilities:
Interest-bearing checking accounts	$70,667	$177	0.51%	$86,606	$150	0.35%
Money market and savings accounts	392,046	2,654	1.37%	348,921	1,319	0.76%
Certificates of deposit	342,394	2,729	1.61%	267,038	1,478	1.12%
Other borrowings	38,489	337	1.77%	271	—	—%
Junior subordinated debentures	17,527	400	4.60%	17,527	322	3.70%
Total interest bearing liabilities	861,123	6,297	1.47%	720,363	3,269	0.92%
Noninterest bearing liabilities
Demand deposits	339,238			318,066
Accrued expenses and other liabilities	10,706			7,055
Shareholders’ equity	118,532			103,717
Total liabilities and shareholders’ equity	$1,329,599			$1,149,201
Net interest income		$24,632			$20,467
Net interest income/spread			3.32%			3.29%
Net interest margin			3.81%			3.63%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.

(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth changes in interest income, including loan fees, and interest paid in the three and six months ended June 30, 2018 and 2017 and the extent to which those changes were attributable to changes in (i) the volumes of or the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 Increase (Decrease) due to Changes in			Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$260	$299	$559	$383	$608	$991
Securities available for sale and stock(2)	(72)	51	(21)	(126)	37	(89)
Loans	1,354	1,890	3,244	2,839	3,452	6,291
Total earning assets	1,542	2,240	3,782	3,096	4,097	7,193
Interest expense
Interest-bearing checking accounts	(40)	18	(22)	(31)	58	27
Money market and savings accounts	220	761	981	180	1,155	1,335
Certificates of deposit	160	392	552	489	762	1,251
Borrowings	—	171	171	—	337	337
Junior subordinated debentures	—	49	49	—	78	78
Total interest-bearing liabilities	340	1,391	1,731	638	2,390	3,028
Net interest income	$1,202	$849	$2,051	$2,458	$1,707	$4,165

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.
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
We recorded no provision for loan and lease losses during the three and six months ended June 30, 2018 and 2017. There was no provision for the three and six months ended June 30, 2018 due primarily to the slight decrease in our loan portfolio for these periods. There was no provision for loan and lease losses for the three and six months ended June 30, 2017 due primarily to reserves for new loan growth being offset by a decline in the level of classified assets. During the three months ended June 30, 2018, we had net charge-offs of $36 thousand.
See “—Financial Condition—Nonperforming Assets and Allowance for Loan and Lease Losses” below in this Item 2 for additional information regarding the ALLL.

Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,			Six Months Ended June 30,
	Amount	Amount	Percentage Change	Amount	Amount	Percentage Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(Dollars in thousands)
Service fees on deposits and other banking services	$407	$332	22.6%	$794	$640	24.1%
Net gain on sale of securities available for sale	—	—	—%	48	—	100.0%
Net (loss) gain on sale of other assets	—	—	—%	(4)	2	(300.0)%
Other noninterest income	729	1,099	(33.7)%	1,353	1,760	(23.1)%
Total noninterest income	$1,136	$1,431	(20.6)%	$2,191	$2,402	(8.8)%
Three Months Ended June 30, 2018 and 2017
Noninterest income decreased by $295 thousand, or 20.6%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily as a result of:

•
A decrease in other noninterest income attributable to recoveries of fees on previously charged-off loans during the second quarter of 2017 for which similar level of recoveries did not occur during the second quarter of 2018; partially offset by

•	An increase in loan servicing and referral fees during the second quarter of 2018 as compared to the same period in 2017.
Six Months Ended June 30, 2018 and 2017
Noninterest income decreased $211 thousand, or 8.8%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily as a result of:

•
A decrease in other noninterest income attributable to recoveries of fees on previously charged-off loans during the second quarter of 2017 for which a similar level of recoveries did not occur during the six months ended June 30, 2018; partially offset by

•	An increase in loan servicing and referral fees during the six months ended June 30, 2018 as compared to the same period in 2017; and

•	An increase of $48 thousand in gain on the sale of securities available-for-sale during the six months ended June 30, 2018 as compared to the same period in 2017.
Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense during the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	Amount	Amount	Percent Change	Amount	Amount	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$5,916	$5,662	4.5%	$12,076	$11,375	6.2%
Occupancy	590	654	(9.8)%	1,208	1,299	(7.0)%
Equipment and depreciation	457	400	14.3%	903	818	10.4%
Data processing	380	345	10.1%	772	686	12.5%
FDIC expense	266	262	1.5%	548	566	(3.2)%
Other real estate owned expense, net	8	—	100.0%	8	—	100.0%
Professional fees	636	1,032	(38.4)%	1,386	2,142	(35.3)%
Business development	315	214	47.2%	499	357	39.8%
Loan related expense	183	177	3.4%	353	199	77.4%
Insurance	62	62	—%	125	124	0.8%
Other operating expenses (1)	486	454	7.0%	954	909	5.0%
Total noninterest expense	$9,299	$9,262	0.4%	$18,832	$18,475	1.9%

(1)	Other operating expenses primarily consist of telephone, investor relations, promotional, regulatory expenses, and correspondent bank fees.
Three Months Ended June 30, 2018 and 2017
Noninterest expense increased $37 thousand, or 0.4%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily as a result of:

•	An increase of $254 thousand in salaries and employee benefits primarily related to an increase in employee compensation expense during the third quarter of 2017; and

•
An increase in various expense accounts related to the normal course of operating, including expenses related to charitable contributions, loan production and business development, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017; partially offset by

•
A decrease of $396 thousand in our professional fees primarily related to the recovery of legal fees attributable to the payoff of a loan relationship in the second quarter of 2018 that was previously on nonaccrual status.

Six Months Ended June 30, 2018 and 2017
Noninterest expense increased $357 thousand, or 1.9%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily as a result of:

•	An increase of $701 thousand in salaries and employee benefits primarily related to an increase in employee compensation expense during the third quarter of 2017; and

•
An increase in various expense accounts related to the normal course of operating, including expenses related to charitable contributions, loan production and business development during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017; partially offset by

•
A decrease of $756 thousand in our professional fees primarily related to lower legal fees in the first quarter of 2018 and the recovery of legal fees attributable to the payoff of a loan relationship in the second quarter of 2018 that was previously on nonaccrual status.

Provision for Income Tax
For both the three and six months ended June 30, 2018, we had an income tax benefit of $11.1 million, as a result of the release of our full valuation allowance of $11.1 million on our net deferred tax asset, discussed further below. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and based on its evaluation, management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. Due to the hierarchy of evidence that the accounting rules specify, management determined that the valuation allowance that was previously established on the balance of our deferred tax asset was no longer required at June 30, 2018 and released the entire $11.1 million during the three months ended June 30, 2018. Significant positive evidence included our three-year cumulative income position, continued improvement in asset quality, and the expectation that we will continue to have positive earnings based on seven trailing quarters of positive income and our forecast. Negative evidence included our accumulated deficit. The value of our deferred tax asset is computed based upon an estimate of taxable income for the full year of 2018, which will result in only minimal tax provision in subsequent quarters during 2018.
For the three and six months ended June 30, 2017, we had income tax expense of $64 thousand and $113 thousand, respectively. The income tax expense for the three and six months ended June 30, 2017 represented the payment to the State of California for the cost of doing business within the state and an estimated alternative minimum tax payment. No additional income tax expense was recorded during the three and six months ended June 30, 2017 as a result of our full valuation allowance. During the six months ended June 30, 2017, management evaluated the positive and negative evidence and determined that there continued to be enough negative evidence to support the full valuation allowance of $21.6 million at June 30, 2017. Negative evidence at June 30, 2017 included our accumulated deficit and our three-year cumulative loss position.

Financial Condition
Assets
Our total assets increased by $35 million at June 30, 2018 compared to December 31, 2017. The following table sets forth the composition of our interest earning assets at:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$220,498	$186,010
Interest-bearing time deposits with financial institutions	2,420	2,920
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,762	8,107
Securities available for sale, at fair value	29,187	39,738
Loans (net of allowances of $13,369 and $14,196, respectively)	1,049,003	1,053,201

(1)	Includes interest-earning balances maintained at the FRBSF.
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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of June 30, 2018 and December 31, 2017:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at June 30, 2018:
U.S. Treasury securities	$2,997	$—	$(31)	$2,966
Residential mortgage backed securities issued by U.S. Agencies	27,672	1	(1,452)	26,221
Total securities available for sale	$30,669	$1	$(1,483)	$29,187
Securities available for sale at December 31, 2017:
U.S. Treasury securities	$2,996	$—	$(25)	$2,971
Residential mortgage backed securities issued by U.S. Agencies	30,894	5	(777)	30,122
Asset backed security	1,992	—	(251)	1,741
Mutual funds	5,000	11	(107)	4,904
Total securities available for sale	$40,882	$16	$(1,160)	$39,738
The amortized cost of securities available for sale at June 30, 2018 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, if any, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	June 30, 2018 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
U.S. Treasury securities	$999	1.23%	$1,998	1.33%	$—	—%	$—	—%	$2,997	1.30%
Residential mortgage-backed securities issued by U.S. Agencies	5,617	1.47%	14,630	1.51%	7,120	1.63%	305	2.60%	27,672	1.54%
Total securities available for sale	$6,616	1.43%	$16,628	1.49%	$7,120	1.63%	$305	2.60%	$30,669	1.52%

Loans
The following table sets forth the composition, by loan category, of our loan portfolio at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$403,152	38.1%	$394,493	37.1%
Commercial real estate loans – owner occupied	225,018	21.2%	214,365	20.1%
Commercial real estate loans – all other	224,555	21.2%	228,090	21.4%
Residential mortgage loans – multi-family	90,270	8.5%	114,302	10.7%
Residential mortgage loans – single family	24,583	2.3%	24,848	2.3%
Construction and land development loans	30,395	2.9%	34,614	3.3%
Consumer loans	61,084	5.8%	53,918	5.1%
Total loans	1,059,057	100.0%	1,064,630	100.0%
Deferred loan origination costs, net	3,315		2,767
Allowance for loan and lease losses	(13,369)		(14,196)
Loans, net	$1,049,003		$1,053,201
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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at June 30, 2018:

	June 30, 2018
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$49,597	$35,096	$129,888	$214,581
Fixed rate	3,624	62,284	199,479	265,387
Commercial loans
Floating rate	119,139	172,108	28,075	319,322
Fixed rate	21,720	28,635	33,475	83,830
Total	$194,080	$298,123	$390,917	$883,120

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $114.9 million and $61.1 million, respectively, at June 30, 2018.
Nonperforming Assets and Allowance for Loan and Lease Losses
Nonperforming Assets. Nonperforming loans consist of (i) loans on nonaccrual status which are loans on which the accrual of interest has been discontinued and include restructured loans when there has not been a history of past performance on debt service in accordance with the contractual terms of the restructured loans, and (ii) loans 90 days or more past due and still accruing interest. Nonperforming assets are comprised of non-performing loans and other real estate owned (“OREO”), which consists of real properties that we have acquired by or in lieu of foreclosure and which we intend to offer for sale.
Loans are placed on nonaccrual status when, in our opinion, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless we believe the loan is adequately collateralized and the loan is in the process of collection. However, in certain instances, we may place a particular loan on nonaccrual status earlier, depending upon the individual circumstances involved in that loan’s delinquency. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of unpaid amounts on such a loan are applied to reduce principal when received, except when the ultimate collectability of principal is probable, in which case such payments are applied to interest and are credited to income. Nonaccrual loans may be restored to accrual status if and when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans which, based on our nonaccrual policy, do not require nonaccrual treatment.
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at June 30, 2018 and December 31, 2017:

	At June 30, 2018	At December 31, 2017
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$4,413	$3,222
Commercial real estate	862	2,461
Residential real estate	—	171
Consumer	50	56
Total nonaccrual loans	$5,325	$5,910
Other real estate owned (OREO):
Commercial loans	$2,073	$—
Total other real estate owned	$2,073	$—
Other nonperforming assets:
Other foreclosed assets	—	36
Total nonperforming assets	$7,398	$5,946
Restructured loans(1):
Accruing loans	$—	$450
Nonaccruing loans (included in nonaccrual loans above)	—	809
Total restructured loans	$—	$1,259

(1)	As of June 30, 2018, we had no restructured loans.
As the table above indicates, total nonperforming assets increased by approximately $1.5 million, or 24.4%, to $7.4 million as of June 30, 2018 from $5.9 million as of December 31, 2017. The decrease in our non-performing loans resulted primarily from $2.7 million of payoffs or paydowns on our nonaccrual loans, the transfer to OREO of $1.3 million, and charge-offs of $140 thousand during the six months ended June 30, 2018, partially offset by the addition of two new loan relationships totaling $3.6 million during the same period. The increase in our other real estate owned balance from December 31, 2017 related to the foreclosure of two residential properties securing a commercial loan during the six months ended June 30, 2018. The decrease in our other foreclosed assets balance from December 31, 2017 related to the sale of our last remaining automobile for $36 thousand during the six months ended June 30, 2018.
Information Regarding Impaired Loans. At June 30, 2018, loans deemed impaired totaled $5.3 million as compared to $6.4 million at December 31, 2017. We had an average investment in impaired loans of $6.3 million for the six months ended June 30, 2018 as compared to $24.3 million for the six months ended June 30, 2017. The interest that would have been earned during the six months ended June 30, 2018 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $206 thousand.

The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with Accounting Standards Codification 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$—	$—	—%	$450	$7	1.6%
Impaired loans without specific reserves	5,325	—	—	5,910	—	—
Total impaired loans	$5,325	$—	—%	$6,360	$7	0.1%
The $1.0 million decrease in impaired loans to $5.3 million at June 30, 2018 from $6.4 million at December 31, 2017 was primarily attributable to $2.7 million in principal payments, $1.3 million thousand transferred to OREO and $567 thousand charged-off during the six months ended June 30, 2018, partially offset by additions of $3.6 million to impaired loans during the same period. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at June 30, 2018, no specific reserves were required on our impaired loans and that all impaired loans were well secured and adequately collateralized.
Allowance for Loan and Lease Losses. The ALLL totaled $13.4 million, representing 1.26% of loans outstanding, at June 30, 2018, as compared to $14.2 million, or 1.33% of loans outstanding, at December 31, 2017.
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
The amount of the ALLL is first determined by assigning reserve ratios for all loans. All nonaccrual loans and other loans classified as “Special Mention,” “Substandard” or “Doubtful” (“classified loans” or “classification categories”) and not fully collateralized are then assigned specific reserves within the ALLL, with greater reserve allocations made to loans deemed to be of a higher risk. These ratios are determined based on prior loss history and industry guidelines and loss factors, by type of loan, adjusted for current economic factors and current economic trends. Refer to Note 5, Loans and Allowance for Loan and Lease Losses, in Item 1 for definitions related to our internal asset quality indicators stated above.
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
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the six months ended June 30, 2018 and 2017.

(Dollars in thousands)	Commercial	Real Estate	Construction and land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL for the six months ended June 30, 2018:
Balance at beginning of year	$9,155	$2,906	$650	$1,043	$442	$14,196
Charge-offs	(1,423)	—	—	—	—	(1,423)
Recoveries	560	—	—	36	—	596
Provision	(799)	47	(323)	499	576	—
Balance at June 30, 2018	$7,493	$2,953	$327	$1,578	$1,018	$13,369
Allowance for loan and lease losses as a percentage of average total loans						1.24%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.26%
Ratio of net charge-offs to average loans outstanding (annualized)						0.15%
ALLL for the six months ended June 30, 2017:
Balance at beginning of year	$11,276	$4,226	$343	$642	$314	$16,801
Charge-offs	(465)	(432)	—	(114)	—	(1,011)
Recoveries	1,194	—	27	167	—	1,388
Provision	(1,892)	863	(213)	428	814	—
Balance at June 30, 2017	$10,113	$4,657	$157	$1,123	$1,128	$17,178
Allowance for loan and lease losses as a percentage of average total loans						1.79%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.65%
Ratio of net charge-offs to average loans outstanding (annualized)						(0.08)%
The ALLL decreased $3.8 million from June 30, 2017 to June 30, 2018 primarily as a result of a decrease in our classified loan portfolio during the twelve months ended June 30, 2018, which was partially offset by charge-offs exceeding recoveries and new loan growth during that same period. The reserve for loan losses may include an unallocated amount based upon our judgment as to possible credit losses inherent in the loan portfolio that may not have been captured by historical loss experience, qualitative factors, or specific evaluations of impaired loans. Unallocated reserves may be adjusted for factors including, but not limited to, unexpected or unusual events, volatile market and economic conditions, effects of changes or seasoning in methodologies, regulatory guidance and recommendations, or other factors that may impact borrower operating conditions and loss expectations. Management’s judgment as to unallocated reserves is determined in the context of, but separate from, the historical loss trends and qualitative factors described above. The unallocated reserve for loan losses of $1.0 million at June 30, 2018 has increased $576 thousand from the balance at December 31, 2017, primarily due to some uncertainties related to our classified loans as of June 30, 2018, partially offset by charge-offs during the six months ended June 30, 2018.  Management believes that the amount of unallocated reserve for loan losses is appropriate and will continue to evaluate it on an ongoing basis.
We classify our loan portfolios using asset quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses above in Item 1, provides a summary of loans by portfolio type and asset quality ratings as of June 30,

2018 and December 31, 2017. Loans totaled approximately $1.1 billion at June 30, 2018, a decrease of $5.6 million from $1.1 billion at December 31, 2017. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2017 and June 30, 2018:

•
Loans rated “Pass” totaled $1.0 billion, a decrease of $12.6 million from $1.0 billion at December 31, 2017. The decrease was primarily attributable to the sale of $15.1 million of loans during the second quarter of 2018, downgrades to “Special Mention” and “Substandard” of $20.3 million and $824 thousand, respectively, and paydowns of principal payments, partially offset by new loan growth and upgrades of $1.3 million and $3.2 million from “Special Mention” and “Substandard”, respectively.

•
Loans rated “Special Mention” totaled $22.9 million, an increase of $5.5 million from $17.4 million at December 31, 2017. The increase was primarily the result of $20.3 million downgraded from “Pass”, partially offset by $10.5 million downgraded to “Substandard”, $3.0 million of payoffs and principal payments, $1.3 million upgraded to “Pass”, and $71 thousand of loans charged-off.

•
Loans rated “Substandard” totaled $12.7 million, an increase of $1.9 million from $10.8 million at December 31, 2017. This increase was primarily the result of $824 thousand and $10.1 million downgraded from “Pass” and “Special Mention”, respectively, partially offset by $4.3 million in principal payments, upgrades of $3.2 million to “Pass”, $1.1 million transferred to OREO and $423 thousand of loans charged-off.

•	Loans rated “Doubtful” totaled $0, a decrease of $366 thousand from $366 thousand at December 31, 2017. This decrease was the result of a commercial loan of $366 thousand transferred to OREO.
Our loss migration analysis currently utilizes a series of twelve staggered 16-quarter migration periods. As a result, for purposes of determining applicable loss factors at June 30, 2018, our migration analysis covered the period from June 30, 2013 to June 30, 2017. We believe this was consistent with and reasonably reflects current economic conditions, portfolio trends and the risks that were inherent in our loan portfolio at June 30, 2018.
The table below sets forth loan delinquencies, by quarter, for the five preceding quarters ended June 30, 2018.

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$2,669	$1,385	$2,125	$2,212	$12,261
Commercial real estate	—	—	—	—	—
	2,669	1,385	2,125	2,212	12,261
30-89 days:
Commercial loans	6,798	100	1,387	1,561	4,129
Commercial real estate	3,870	1,746	936	955	968
Consumer loans	—	18	—	—	—
	10,668	1,864	2,323	2,516	5,097
Total Past Due(1):	$13,337	$3,249	$4,448	$4,728	$17,358

(1)	Past due balances include nonaccrual loans.
As the above table indicates, total past due loans increased by $8.9 million, to $13.3 million at June 30, 2018 from $4.4 million at December 31, 2017. Loans past due 90 days or more increased by $544 thousand, to $2.7 million at June 30, 2018, from $2.1 million at December 31, 2017 primarily resulting from additions of $2.6 million related to one loan relationship and $76 thousand that migrated from 30-89 days past due, partially offset by $1.2 million transferred to OREO, $809 thousand of payoffs, $140 thousand charged-off.
Loans 30-89 days past due increased by $8.3 million to $10.7 million at June 30, 2018 from $2.3 million at December 31, 2017 primarily attributable to $10.7 million of additions, of which $10.1 million related to one loan relationship that is fully collateralized, partially offset by $936 thousand of payoffs, $1.1 million brought current and $240 thousand that moved to 90 days or more past due.
Deposits
Average Balances of and Average Interest Rates Paid on Deposits

Set forth below are the average amounts of, and the average rates paid on, deposits for the six months ended June 30, 2018 and year ended December 31, 2017:

	Six Months Ended June 30, 2018		Year Ended December 31, 2017
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$339,238	—	$326,105	—
Interest-bearing checking accounts	70,667	0.51%	87,771	0.40%
Money market and savings deposits	392,046	1.37%	334,703	0.85%
Time deposits(1)	342,394	1.61%	298,531	1.26%
Total deposits	$1,144,345	0.98%	$1,047,110	0.66%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Deposit Totals
Deposits totaled $1.2 billion at June 30, 2018 as compared to $1.1 billion at December 31, 2017. The following table provides information regarding the mix of our deposits at June 30, 2018 and December 31, 2017:

	At June 30, 2018		At December 31, 2017
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Deposits
Noninterest bearing demand deposits	$343,718	29.5%	$338,273	29.7%
Savings and other interest-bearing transaction deposits	508,515	43.5%	439,784	38.6%
Time deposits(1)	315,570	27.0%	361,336	31.7%
Total deposits	$1,167,803	100.0%	$1,139,393	100.0%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $287.1 million, or 24.6%, of total deposits at June 30, 2018, as compared to $330.5 million, or 29.0%, of total deposits at December 31, 2017.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$5,793	$56,794	$8,674	$77,981
Over three and through six months	4,691	38,455	5,532	47,652
Over six and through twelve months	12,332	120,979	10,391	90,470
Over twelve months	5,631	70,895	6,214	114,422
Total	$28,447	$287,123	$30,811	$330,525

Liquidity
We actively manage our liquidity needs to ensure that sufficient funds are available to meet our needs for cash, including to fund new loans and deposit withdrawals by our customers. We project the future sources and uses of funds and maintain liquid funds for unanticipated events. Our primary sources of cash include cash we have on deposit at other financial institutions, payments from borrowers on their loans, proceeds from sales or maturities of securities held for sale, sales of residential mortgage loans, increases in deposits and increases in borrowings principally from the FHLB. The primary uses of cash include funding new loans and making advances on existing lines of credit, purchasing investments, including securities available for sale, funding new residential mortgage loans, funding deposit withdrawals and paying operating expenses. We maintain funds in overnight federal funds and other short-term investments to provide for short-term liquidity needs. We also have obtained credit lines from the FHLB and other financial institutions to meet any additional liquidity requirements we might have. See “—Contractual Obligations—Borrowings” below for additional information related to our borrowings from the FHLB.
Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding FRBSF and FHLB stock) totaled $251.2 million, which represented 18% of total assets, at June 30, 2018. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future.
Cash Flow Provided by Operating Activities. During the six months ended June 30, 2018, operating activities provided net cash of $7.9 million, primarily attributable to our net income of $19.1 million, partially offset by a non-cash recognition of $11.1 million in our deferred tax asset, which resulted from the full release of our valuation allowance. During the six months ended June 30, 2017, operating activities provided net cash of $3.7 million, primarily attributable to our net income of $4.3 million, partially offset by a non-cash increase in our other assets and accrued interest receivable.
Cash Flow Provided by (Used in) Investing Activities. During the six months ended June 30, 2018, investing activities provided net cash of $11.5 million, primarily attributable to $6.9 million of cash from the sale of debt securities available for sale and equity securities and $3.1 million of cash from maturities of and principal payments on securities available for sale and other stock and a $2.0 million decrease in loans. During the six months ended June 30, 2017, investing activities used net cash of $93.1 million, primarily attributable to $95.8 million used to fund an increase in loans and $1.0 million for the purchase of securities available for sale and stock, partially offset by $3.9 million of cash from maturities and principal payments on securities available for sale and other stock.
Cash Flow Provided by Financing Activities. During the six months ended June 30, 2018, financing activities provided net cash of $18.1 million, consisting of a $28.4 million increase in our deposits, which was primarily the result of new client acquisition and $21.0 million in proceeds from FHLB borrowings, partially offset by a $31.8 million decrease in borrowings. During the six months ended June 30, 2017, financing activities provided net cash of $66.4 million, consisting of a $65.4 million increase in our deposits, which was primarily the result of new client acquisition, $15.0 million in proceeds from FHLB borrowings and $995 thousand from the exercise of stock options, partially offset by a $15.0 million decrease in borrowings.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At June 30, 2018 and December 31, 2017, the loan-to-deposit ratio was 91% and 93%, respectively.
Capital Resources
Regulatory Capital Requirements Applicable to Banking Institutions
Under federal banking regulations that apply to all United States-based bank holding companies and federally insured banks, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) must meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items, calculated under regulatory accounting practices. Under those regulations, each bank holding company must meet a minimum capital ratio and each federally insured bank is determined by its primary federal bank regulatory agency to come within one of the following capital adequacy categories on the basis of its capital ratios:

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

The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at June 30, 2018, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$159,695	13.6%	$101,296	At least 8.625	N/A	N/A
Bank	150,879	12.9%	101,277	At least 8.625	$117,423	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	$128,976	11.0%	$60,190	At least 5.125	N/A	N/A
Bank	137,160	11.7%	60,179	At least 5.125	$76,325	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$145,976	12.4%	$77,807	At least 6.625	N/A	N/A
Bank	137,160	11.7%	77,793	At least 6.625	$93,938	At least 8.0
Tier 1 Capital to Average Assets:
Company	$145,976	10.8%	$53,853	At least 4.0	N/A	N/A
Bank	137,160	10.2%	53,644	At least 4.0	$67,056	At least 5.0
As the above table indicates, at June 30, 2018, the Bank (on a stand-alone basis) qualified as a “well-capitalized” institution, and the capital ratios of the Company (on a consolidated basis) exceeded the capital ratios mandated for bank holding companies, under federally mandated capital standards and federally established prompt corrective action regulations. Since June 30, 2018, there have been no events or circumstances known to us which have changed or which are expected to result in a change in the Company’s or the Bank’s classifications as well-capitalized institutions.
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At June 30, 2018, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.
The consolidated total capital and Tier 1 capital of the Company at June 30, 2018 includes an aggregate of $17.0 million principal amount of the $17.5 million of 30-year junior subordinated debentures that we issued in 2002 and 2004 (the “Debentures”). See “—Contractual Obligations—Junior Subordinated Debentures” below for additional information. We contributed the net proceeds from the sales of the Debentures to the Bank, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.
Quarterly interest payments on the Debentures require prior approval of the FRBSF. As of June 30, 2018, we were current on all interest payments.
Dividend Policy and Share Repurchase Programs.
It is, and since the beginning of 2009 it has been, the policy of the Boards of Directors of the Company and the Bank to preserve cash to enhance our capital positions and the Bank’s liquidity. In addition, we have agreed that the Bank will not, without the FRB and the CDBO’s prior written approval, pay any dividends to Bancorp. Accordingly, we do not expect to pay dividends or make share repurchases for the foreseeable future.
The principal source of cash available to a bank holding company consists of cash dividends from its bank subsidiaries. There are currently several restrictions on the Bank’s ability to pay us cash dividends. Government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California State-chartered banks, limits the amount of funds that the Bank is permitted to dividend to us. Further, Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company. We have committed to obtaining approval from the FRB and the CDBO prior to Bancorp paying any dividends, or making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. There can be no assurance that our regulators will approve such payments or dividends in the future. Refer to “Regulatory Matters” in Item 1 of our 2017 Form 10-K and Note 14, Shareholders’ Equity in the notes to our consolidated financial statements on our 2017 Form 10-K for more detail regarding the regulatory restrictions on our and the Bank’s ability to pay dividends. While restrictions on the payment of dividends from the Bank to us exist, there are no restrictions on the dividends that PMAR may pay us. As of June 30, 2018, PMAR has approximately $3.5 million in assets and could provide us with additional cash if required. In addition, we currently have sufficient cash on hand to meet our cash obligations. As a result, we do not expect that these restrictions will impact our ability to meet our cash obligations.

Off-Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2018 and December 31, 2017, we were committed to fund certain loans including letters of credit amounting to approximately $271 million and $295 million, respectively.
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
Contractual Obligations
Borrowings. At June 30, 2018 and December 31, 2017, our borrowings consisted of the following:

(Dollars in thousands)	June 30, 2018	December 31, 2017
FHLB advances—short-term	$30,000	$40,000
Other borrowings—short-term(1)	—	866
Total borrowings—short-term	30,000	40,866

FHLB advances—long-term	—	—
Total	$30,000	$40,866

(1)
Borrowings had an interest rate of 15% as of December 31, 2017. This represented the portion of a participated loan that was required under GAAP to be recorded as other borrowings as of December 31, 2017. The participated portion of this loan was repurchased during the first quarter of 2018 and is no longer required to be recorded in other borrowings.

The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 1.93% for the six months ended June 30, 2018.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
10,000	1.72%	September 4, 2018
10,000	1.77%	December 3, 2018
10,000	2.31%	January 15, 2019
At June 30, 2018, $800 million of loans were pledged to support our unfunded borrowing capacity. At June 30, 2018, we had unused borrowing capacity of $383 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the six months ended June 30, 2018 was $40.9 million from the FHLB. The highest amount of borrowings outstanding at any month end in 2017 consisted of $40.9 million of borrowings from the FHLB.
Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At June 30, 2018, we had outstanding approximately $17.5 million principal amount of Debentures, of which $17.0 million qualified as additional Tier 1 capital for regulatory purposes as of June 30, 2018.
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
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. We have committed to obtaining approval from the FRB and the CDBO prior to making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. Refer to “Regulatory Matters” in Item 1 of our 2017 Form 10-K for further detail. As of June 30, 2018, we were current on all interest payments. There can be no assurance that our regulators will approve such payments in the future.
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
Under our credit risk management structure, each loan is assigned an internal asset quality rating that is based on defined credit standards. While the criteria may vary by product, each rating focuses on the borrower’s inherent operating risks, the quality of management, historical financial performance, financial capacity, the stability of profits and cash flow, and the adequacy of the secondary repayment sources. Asset quality ratings for each loan are monitored and reassessed on an ongoing basis. If necessary, ratings are adjusted to reflect changes in the client’s financial condition, cash flow, financial position, or the absence of current financial information. Refer to “Financial Condition — Nonperforming Assets and Allowance for Loan and Lease Losses” above in this Item 2 for further detail regarding our internal asset quality ratings.
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
We measure interest rate risk and the effect of changes in market interest rates using a net interest income simulation analysis. The analysis incorporates our balance sheet as of June 30, 2018 and assumptions that reflect the current interest rate environment. The analysis estimates the interest rate impact of a parallel increase in interest rates over a twelve-month horizon.
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
The estimated changes in net interest income for a twelve-month period based on changes in the interest rates applied as of June 30, 2018 were as follows:

Change in Market Interest Rates (basis points)	Amount ($)	Percent (%)
	(in thousands)
+200	$7,964	16.3%
+100	4,002	8.2%
-100	(4,188)	(8.6)%
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
The estimated changes in EVE based on interest rates applied as of June 30, 2018 were as follows:

Change in Market Interest Rates (basis points)	Amount ($)	Percent (%)
	(in thousands)
+200	$44,357	24.7%
+100	22,599	12.6%
-100	(6)	—%

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
There have been no significant changes during the six months ended June 30, 2018 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Policies within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Form 10-K.

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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2018, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are subject to legal actions that arise from time to time in the ordinary course of our business. Currently, neither we nor any of our subsidiaries is a party to, and none of our or our subsidiaries’ property is the subject of, any material legal proceeding.

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

3.6
Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series B Convertible 8.4% Noncumulative Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (No. 000-30777) dated August 16, 2011 and filed with the Commission on August 22, 2011.)

3.7
Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series C 8.4% Noncumulative Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (No. 000-30777) dated August 16, 2011 and filed with the Commission on August 22, 2011.)

3.8
Pacific Mercantile Bancorp Bylaws, Amended and Restated as of May 16, 2018. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (No. 000-30777) dated May 16, 2018 and filed with the Commission on May 16, 2018.)

10.1
Employment Agreement dated April 10, 2018 between Pacific Mercantile Bank and Curt A. Christianssen (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (No. 000-30777) dated April 11, 2018.)

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

** Furnished herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2018.

PACIFIC MERCANTILE BANCORP

By:	/s/ THOMAS M. VERTIN
Thomas M. Vertin
President and Chief Executive Officer
(Principal Executive Officer)

PACIFIC MERCANTILE BANCORP

By:	/s/ CURT A. CHRISTIANSSEN
Curt A. Christianssen
Chief Financial Officer
(Principal Financial Officer)