Form 10-Q
period 2018-09-30
PACIFIC MERCANTILE BANCORP
filed 2018-11-02
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐    No  ☒
As of October 31, 2018, there were 21,916,195 shares of Common Stock outstanding.

PACIFIC MERCANTILE BANCORP
QUARTERLY REPORT ON FORM 10Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$16,185	$12,198
Interest bearing deposits with financial institutions	159,888	186,010
Cash and cash equivalents	176,073	198,208
Interest-bearing time deposits with financial institutions	2,420	2,920
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,823	8,107
Securities available for sale, at fair value	29,919	39,738
Loans (net of allowances of $13,463 and $14,196, respectively)	1,070,751	1,053,201
Other real estate owned	1,275	—
Accrued interest receivable	4,241	3,872
Premises and equipment, net	1,140	1,094
Net deferred tax assets	11,227	—
Other assets	14,129	15,464
Total assets	$1,319,998	$1,322,604
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$336,434	$338,273
Interest-bearing	780,661	801,120
Total deposits	1,117,095	1,139,393
Borrowings	40,000	40,866
Accrued interest payable	404	397
Other liabilities	8,651	11,545
Junior subordinated debentures	17,527	17,527
Total liabilities	1,183,677	1,209,728
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value, 1,467,155 shares authorized:
Series A Non-Voting Preferred Stock, no par value, 1,467,155 shares authorized at September 30, 2018 and 0 shares authorized at December 31, 2017; 1,467,155 shares issued and outstanding at September 30, 2018 and 0 shares issued and outstanding at December 31, 2017	8,480	—
Common stock, no par value, 85,000,000 shares authorized; 21,917,995 and 23,232,515 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	143,219	150,689
Accumulated deficit	(13,791)	(36,670)
Accumulated other comprehensive loss	(1,587)	(1,143)
Total shareholders’ equity	136,321	112,876
Total liabilities and shareholders’ equity	$1,319,998	$1,322,604
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Loans, including fees	$13,898	$13,386	$42,731	$35,927
Securities available for sale and stock	265	304	801	930
Interest-bearing deposits with financial institutions	1,055	335	2,615	904
Total interest income	15,218	14,025	46,147	37,761
Interest expense:
Deposits	3,171	1,845	8,731	4,792
Borrowings	358	175	1,095	497
Total interest expense	3,529	2,020	9,826	5,289
Net interest income	11,689	12,005	36,321	32,472
Provision for loan and lease losses	—	—	—	—
Net interest income after provision for loan and lease losses	11,689	12,005	36,321	32,472
Noninterest income
Service fees on deposits and other banking services	382	346	1,176	985
Net gain on sale of securities available for sale	—	—	48	—
Net (loss) gain on sale of other assets	—	(16)	(4)	(14)
Other noninterest income	733	634	2,086	2,393
Total noninterest income	1,115	964	3,306	3,364
Noninterest expense
Salaries and employee benefits	5,809	5,796	17,885	17,171
Occupancy	591	659	1,799	1,958
Equipment and depreciation	438	430	1,341	1,248
Data processing	412	377	1,184	1,063
FDIC expense	189	294	738	859
Other real estate owned expense, net	(16)	—	(8)	—
Professional fees	655	958	2,041	3,100
Business development	257	139	755	496
Loan related expense	181	(5)	534	194
Insurance	62	62	187	186
Other operating expense	424	466	1,378	1,374
Total noninterest expense	9,002	9,176	27,834	27,649
Income before income taxes	3,802	3,793	11,793	8,187
Income tax (benefit) provision	(98)	37	(11,183)	150
Net income allocable to common shareholders	$3,900	$3,756	$22,976	$8,037
Basic income per common share:
Net income allocable to common shareholders	$0.17	$0.16	$0.98	$0.35
Diluted income per common share:
Net income available to allocable shareholders	$0.17	$0.16	$0.98	$0.35
Weighted average number of common shares outstanding:
Basic	22,995,574	23,092,951	23,121,083	23,060,321
Diluted	23,598,267	23,331,413	23,535,408	23,290,068
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$3,900	$3,756	$22,976	$8,037
Other comprehensive (loss) income, net of tax:
Change in unrealized holding (loss) gain on securities available for sale	(105)	262	(493)	914
Less: Reclassification adjustment for change in accounting principle	—	—	(97)	—
Less: Reclassification adjustment for net gains included in net income	—	—	48	—
Net unrealized holding (loss) gain on securities available for sale	(105)	262	(444)	914
Total comprehensive income	$3,795	$4,018	$22,532	$8,951
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
(Unaudited)
For the Nine Months Ended September 30, 2018

	Series A Non-Voting Preferred stock		Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2017	—	$—	23,233	$150,689	$(36,670)	$(1,143)	$112,876
Exchange of common stock for Series A Non-Voting Preferred Stock	1,467	8,480	(1,467)	(8,480)	—	—	—
Implementation of ASU 2016-01	—	—	—	—	(97)	—	(97)
Issuance of restricted stock, net	—	—	77	—	—	—	—
Common stock based compensation expense	—	—	—	649	—	—	649
Common stock options exercised	—	—	75	361	—	—	361
Net income	—	—	—	—	22,976	—	22,976
Other comprehensive loss	—	—	—	—	—	(444)	(444)
Balance at September 30, 2018	1,467	$8,480	21,918	$143,219	$(13,791)	$(1,587)	$136,321
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$22,976	$8,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	300	318
Amortization of premium on securities	141	172
Net gain on sale of securities available for sale	(48)	—
Net amortization of deferred fees and unearned income on loans	23	(435)
Net gain on sales of other real estate owned	(29)	—
Net gain on sale of premises and equipment	—	(2)
Net loss on sale of other assets	4	16
Stock-based compensation expense	649	593
Other	59	—
Changes in operating assets and liabilities:
Net increase in accrued interest receivable	(369)	(863)
Net decrease (increase) in other assets	1,542	(526)
Net increase in deferred taxes	(11,183)	—
Net (increase) decrease in income taxes receivable	(53)	27
Net increase in accrued interest payable	7	71
Net (decrease) increase in other liabilities	(2,894)	441
Net cash provided by operating activities	11,125	7,849
Cash Flows From Investing Activities:
Net decrease in interest-bearing time deposits with financial institutions	500	250
Maturities of and principal payments received on securities available for sale and other stock	4,694	5,700
Purchase of securities available for sale and other stock	(3,211)	(3,033)
Proceeds from sale of securities available for sale and other stock	6,883	—
Purchase of other investments	(175)	(133)
Proceeds from sale of other real estate owned	827	—
Net increase in loans	(19,800)	(95,719)
Purchases of premises and equipment	(346)	(211)
Proceeds from sale of other assets	32	107
Proceeds from sale of premises and equipment	—	2
Net cash used in investing activities	(10,596)	(93,037)
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(22,298)	53,220
Proceeds from borrowings	41,000	30,000
Payments of borrowings	(41,727)	(30,000)
Proceeds from exercise of common stock options	361	996
Net cash (used in) provided by financing activities	(22,664)	54,216
Net decrease in cash and cash equivalents	(22,135)	(30,972)
Cash and Cash Equivalents, beginning of period	198,208	138,845
Cash and Cash Equivalents, end of period	$176,073	$107,873
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$9,819	$5,218
Cash paid for income taxes	$59	$123
Non-Cash Investing Activities:
Transfer of loans into other assets	$15	$217
Transfer of loans into other real estate owned	$1,346	$—
Impact of change in accounting principle	$97	$—
Assumption of debt upon foreclosure of property	$727	$—
Non-Cash Financing Activities:
Exchange of common stock for preferred stock	$8,480	$—
 The accompanying notes are an integral part of these consolidated financial statements.

1. Nature of Business
Organization
Pacific Mercantile Bancorp (“PMBC”) is a bank holding company which, through its wholly owned subsidiary, Pacific Mercantile Bank (the “Bank”), is engaged in the commercial banking business in Southern California. PMBC is registered as a one bank holding company under the United States Bank Holding Company Act of 1956, as amended, and, as such, is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of San Francisco (“FRBSF”) under delegated authority from the Federal Reserve Board. Substantially all of our operations are conducted and substantially all of our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses, and income. The Bank provides a full range of banking services to small and medium-size businesses and professionals primarily in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California and is subject to competition from, among other things, other banks and financial institutions and from financial services organizations conducting operations in those same markets. The Bank is chartered by the California Department of Business Oversight under the Division of Financial Institutions and is a member of the FRBSF. In addition, the deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law. PM Asset Resolution, Inc. (“PMAR”) was a wholly owned subsidiary of PMBC, which existed for the purpose of purchasing certain non-performing loans and other real estate from the Bank and thereafter collecting on or disposing of those assets. PMAR was dissolved and all remaining capital was returned to PMBC during the third quarter of 2018.
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
Principles of Consolidation
Our consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 include the accounts of PMBC, the Bank and PMAR. All significant intercompany balances and transactions were eliminated in consolidation.
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
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which enhances the reporting model for financial instruments to provide users of financial statements with more useful information. Some of the provisions include: requiring equity investments to be measured at fair value with changes in fair value recognized in net income, simplifying the impairment assessment of equity investments without readily determinable fair values, eliminating the requirement to disclose the method and significant assumptions used to estimate fair value on financial instruments measured at amortized cost on the balance sheet, requiring public business entities to use the exit price notion when measuring the fair value of financial instruments, requiring the reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option, requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or notes to the financial statements, and clarifying that the reporting organization should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the organization's other deferred tax assets. This guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption was not permitted for public companies. We adopted this guidance on January 1, 2018. We recorded a $97 thousand adjustment to our beginning retained earnings upon adoption of this guidance as we had one available-for-sale equity investment where the change in fair value is currently recognized in net income, as compared to the previous practice of flowing through changes in fair value to other comprehensive income. This investment was sold during the three months ended March 31, 2018,which limited the impact of this accounting change on our consolidated financial statements and on our disclosures related to investments.
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
In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides an additional transition method upon adoption of ASU 2016-02. The guidance allows an entity to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This guidance is effective upon an entity's adoption of the leases standard. We plan to adopt this guidance on January 1, 2019 and expect it will not have a material impact on our consolidated financial statements and disclosures.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement,” which amends the disclosure requirements related to fair value. The guidance removes disclosure related to transfers between Level 1 and Level 2 of the fair value hierarchy, the timing of these transfers and the valuation processes for Level 3 fair value measurements. Additional disclosures required as a result of adoption of this ASU will include the change in Level 3 unrealized gains and losses included in other comprehensive income and the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosure requirements until their effective date. We are currently evaluating this guidance to determine the date of adoption and impact on the Company.

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
FHLB and FRBSF Stock. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF. During the three and nine months ended September 30, 2018, we purchased no FHLB stock. During the three and nine months ended September 30, 2018, we purchased 1,218 and 11,163 shares of FRBSF stock, respectively. No shares of FHLB stock or FRBSF stock were called during the three and nine months ended September 30, 2018. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.
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
Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017:

	At September 30, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Debt securities available for sale
U.S. Treasury securities	$2,970	$—	$2,970	$—
Commercial mortgage backed securities issued by U.S. Agencies	2,472	—	2,472	—
Residential mortgage backed securities issued by U.S. agencies	24,477	—	24,477	—
Total debt securities available for sale at fair value	$29,919	$—	$29,919	$—

	At December 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Debt securities available for sale
U.S. Treasury securities	$2,971	$—	$2,971	$—
Residential mortgage backed securities issued by U.S. agencies	30,122	—	30,122	—
Asset-backed security (1)	1,741	—	—	1,741
Total debt securities available for sale	34,834	—	33,093	1,741
Equity securities
Mutual funds (1)	4,904	4,904	—	—
Total debt and equity securities available for sale at fair value	$39,738	$4,904	$33,093	$1,741

(1)	These investments were sold during the nine months ended September 30, 2018. Refer to Note 4, Investments for further detail regarding these sales.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the nine months ended September 30, 2018:

Asset Backed Securities
(Dollars in thousands)
Balance of recurring Level 3 instruments at December 31, 2017	$1,741
Total gains or losses (realized/unrealized):
Included in earnings-realized	53
Included in other comprehensive income	251
Sales	(2,054)
Settlements	9
Balance of recurring Level 3 instruments at September 30, 2018	$—
Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These nonrecurring fair value adjustments typically involve application of the lower of cost or market accounting or write-

downs of individual assets. Information regarding assets measured at fair value on a nonrecurring basis is set forth in the table below.

	At September 30, 2018				At December 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Impaired loans	$5,881	$—	$—	$5,881	$6,360	$—	$—	$6,360
Other foreclosed assets	15	—	15	—	—	—	—	—
Other real estate owned	1,275	—	1,275	—	—	—	—	—
Total	$7,171	$—	$1,290	$5,881	$6,360	$—	$—	$6,360

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of September 30, 2018, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of September 30, 2018	Valuation Techniques(2)	Unobservable Inputs(2)	Range	Weighted Average
	(Dollars in thousands)
Assets
Impaired loans	5,881	Third-Party Pricing	Discounted cash flow	N/A (1)	N/A (1)
	$5,881

(1)
As part of our process, we obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.

(2)	As of September 30, 2018, there has been no change to our valuation techniques or the types of unobservable inputs used in the calculation of fair value from December 31, 2017.
Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of September 30, 2018 and December 31, 2017, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At September 30, 2018					At December 31, 2017
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$176,073	$176,073	$176,073	$—	$—	$198,208	$198,208	198,208	—	—
Interest-bearing deposits with financial institutions	2,420	2,420	2,420	—	—	2,920	2,920	2,920	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	8,823	8,823	8,823	—	—	8,107	8,107	8,107	—	—
Loans, net	1,070,751	1,055,728	—	—	1,055,728	1,053,201	1,046,171	—	—	1,046,171
Accrued interest receivable	4,241	4,241	4,241	—	—	3,872	3,872	3,872	—	—
Financial liabilities:
Noninterest bearing deposits	336,434	336,434	336,434	—	—	338,273	338,273	338,273	—	—
Interest-bearing deposits	780,661	778,751	—	778,751	—	801,120	800,169	—	800,169	—
Borrowings	40,000	39,984	—	39,984	—	40,866	41,238	—	41,238	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	404	404	404	—	—	397	397	397	—	—

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at September 30, 2018 and December 31, 2017:

(Dollars in thousands)	September 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
U.S. Treasury securities	$2,998	$—	$(28)	$2,970	$2,996	$—	$(25)	$2,971
Commercial mortgage backed securities issued by U.S. Agencies(1)	2,495	—	(23)	2,472	—	—	—	—
Residential mortgage backed securities issued by U.S. Agencies(2)	26,058	1	(1,582)	24,477	30,894	5	(777)	30,122
Asset backed security(3)	—	—	—	—	1,992	—	(251)	1,741
Mutual funds(4)	—	—	—	—	5,000	11	(107)	4,904
Total	$31,551	$1	$(1,633)	$29,919	$40,882	$16	$(1,160)	$39,738

(1)	Secured by first liens on commercial apartment building mortgages.

(2)	Secured by closed-end first liens on 1-4 family residential mortgages.

(3)
Comprised of a security that represented an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies. This investment was sold during the nine months ended September 30, 2018.

(4)
Consisted primarily of mutual fund investments in closed-end first liens on 1-4 family residential mortgages. As a result of the adoption of ASU 2016-01 effective January 1, 2018, the change in fair value for all equity securities is required to be recorded within the income statement and would no longer be included in this table. However, this investment was sold during the nine months ended September 30, 2018 so the only impact from the adoption of ASU 2016-01 in 2018 relates to the adjustment to beginning retained earnings for the $97 thousand gross unrealized loss as of December 31, 2017.

At September 30, 2018 and December 31, 2017, U.S. agency residential mortgage backed securities with an aggregate fair market value of $17.6 million and $22.7 million, respectively, were pledged to secure repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at September 30, 2018 and December 31, 2017 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At September 30, 2018 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$8,776	$14,359	$7,452	$964	$31,551
Securities available for sale, estimated fair value	8,387	13,529	7,057	946	29,919
Weighted average yield	1.42%	1.54%	1.97%	2.97%	1.65%

	At December 31, 2017 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost (1)	$5,685	$23,772	$8,956	$2,469	$40,882
Securities available for sale, estimated fair value (1)	5,543	23,253	8,727	2,215	39,738
Weighted average yield (1)	1.49%	1.60%	1.63%	3.86%	1.73%

(1)
Included within these balances are equity securities that consisted primarily of mutual fund investments in closed-end first liens on 1-4 family residential mortgages. As a result of the adoption of ASU 2016-01 effective January 1, 2018, the change in fair value for all equity securities is required to be recorded within the income statement and would no longer be included in this table. However, this investment was sold during the nine months ended September 30, 2018 so the only impact from the adoption of ASU 2016-01 in 2018 relates to the adjustment to beginning retained earnings for the $97 thousand gross unrealized loss as of December 31, 2017.

We purchased $2.5 million of securities available for sale during the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, we purchased $0 and $1.0 million of securities available for sale. During the nine months ended September 30, 2018, we had sales proceeds of $2.1 million on the sale of debt securities available for sale, with a gain of $53 thousand, and sales proceeds of $4.8 million on the sale of our equity securities, with a loss of $5 thousand. We had no sales of securities available for sale during the three months ended September 30, 2018 and the three and nine months ended September 30, 2017.
The tables below indicate, as of September 30, 2018 and December 31, 2017, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at September 30, 2018
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$—	$—	$2,970	$(28)	$2,970	$(28)
Commercial mortgage backed securities issued by U.S. Agencies	1,472	(23)	—	—	1,472	(23)
Residential mortgage backed securities issued by U.S. Agencies	385	(3)	24,031	(1,579)	24,416	(1,582)
Total	$1,857	$(26)	$27,001	$(1,607)	$28,858	$(1,633)

	Securities with Unrealized Loss at December 31, 2017
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$2,971	$(25)	$—	$—	$2,971	$(25)
Residential mortgage backed securities issued by U.S. Agencies	1,400	(15)	28,241	(762)	29,641	(777)
Asset-backed security	—	—	1,740	(251)	1,740	(251)
Mutual funds (1)	1,485	(15)	2,658	(92)	4,143	(107)
Total	$5,856	$(55)	$32,639	$(1,105)	$38,495	$(1,160)

(1)
Consisted primarily of mutual fund investments in closed-end first liens on 1-4 family residential mortgages. As a result of the adoption of ASU 2016-01 effective January 1, 2018, the change in fair value for all equity securities is required to be recorded within the income statement and would no longer be included in this table. However, this investment was sold during the nine months ended September 30, 2018 so the only impact from the adoption of ASU 2016-01 in 2018 relates to the adjustment to beginning retained earnings for the $97 thousand gross unrealized loss as of December 31, 2017.

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
We recognize other-than-temporary impairments (“OTTI”) to our available-for-sale debt securities in accordance with FASB ASC 320-10. When there are credit losses associated with, but we have no intention to sell, an impaired debt security, and it is more likely than not that we will not have to sell the security before recovery of its cost basis, we will separate the amount of impairment, or OTTI, between the amount that is credit-related and the amount that is related to non-credit factors. Credit-related impairments are recognized in our consolidated statements of operations. Any non-credit-related impairments are recognized and reflected in other comprehensive income in our consolidated statements of financial condition.
Through the impairment assessment process, we determined that there were no available-for-sale debt securities that were other-than-temporarily impaired at September 30, 2018. We recorded no impairment credit losses on available-for-sale debt securities in our consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017.
We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of September 30, 2018 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security,

(iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).
Equity Investments Without Readily Determinable Fair Value
As of September 30, 2018, we had two investments in limited partnerships without a readily determinable fair value. As of September 30, 2018, we owned less than 3% of the total investment in each partnership. Under ASU 2016-01, we elected to measure these equity investments using the measurement alternative, which requires that these investments are measured at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. During the three and nine months ended September 30, 2018, these investments were not impaired and there were no observable price changes. As a result, the balance shown below as of September 30, 2018 represents the cost of the investments and is included within other assets on the consolidated statements of financial condition. Prior to the adoption of ASU 2016-01, these investments were accounted for under the cost method of accounting and included within other assets on the consolidated statements of financial condition. During the three and nine months ended September 30, 2018, we had $34 thousand and $175 thousand, respectively, of capital contributions to these investments. We had $0 and $133 thousand, respectively, of capital contributions to these investments during the three and nine months ended September 30, 2017. As of September 30, 2018 and December 31, 2017, our equity investments without readily determinable fair value were as follows:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Equity investments without readily determinable fair value	$1,069	$893

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$414,995	38.4%	$394,493	37.1%
Commercial real estate loans – owner occupied	226,861	21.0%	214,365	20.1%
Commercial real estate loans – all other	232,316	21.5%	228,090	21.4%
Residential mortgage loans – multi-family	88,563	8.2%	114,302	10.7%
Residential mortgage loans – single family	21,634	2.0%	24,848	2.3%
Construction and land development loans	36,961	3.4%	34,614	3.3%
Consumer loans	59,585	5.5%	53,918	5.1%
Gross loans	1,080,915	100.0%	1,064,630	100.0%
Deferred fee (income) costs, net	3,299		2,767
Allowance for loan and lease losses	(13,463)		(14,196)
Loans, net	$1,070,751		$1,053,201
At September 30, 2018 and December 31, 2017, real estate loans of approximately $772 million and $669 million, respectively, were pledged to secure borrowings obtained from the FHLB and to support our unfunded borrowing capacity. During the nine months ended September 30, 2018, we sold $15.1 million of commercial real estate loans - all other at par value. No loans were sold during the three months ended September 30, 2018 and the three and nine months ended September 30, 2017. During the three and nine months ended September 30, 2018 and the three months ended September 30, 2017, we purchased no loans. During the nine months ended September 30, 2017, we purchased $30.1 million of performing commercial real estate loans - owner occupied and commercial real estate loans - all other.
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

Set forth below is a summary of the activity in the ALLL, by portfolio type, during the three and nine months ended September 30, 2018 and 2017:

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL in the three months ended September 30, 2018:
Balance at beginning of period	$7,493	$2,953	$327	$1,578	$1,018	$13,369
Charge offs	(416)	—	—	(3)	—	(419)
Recoveries	448	60	—	5	—	513
Provision	(229)	664	81	(21)	(495)	—
Balance at end of period	$7,296	$3,677	$408	$1,559	$523	$13,463
ALLL in the nine months ended September 30, 2018:
Balance at beginning of period	$9,155	$2,906	$650	$1,043	$442	$14,196
Charge offs	(1,840)	—	—	(3)	—	(1,843)
Recoveries	1,009	60	—	41	—	1,110
Provision	(1,028)	711	(242)	478	81	—
Balance at end of period	$7,296	$3,677	$408	$1,559	$523	$13,463
ALLL in the three months ended September 30, 2017:
Balance at beginning of period	$10,113	$4,657	$157	$1,123	$1,128	$17,178
Charge offs	(2,228)	—	—	(47)	—	(2,275)
Recoveries	140	—	—	5	—	145
Provision	1,140	(615)	189	(89)	(625)	—
Balance at end of period	$9,165	$4,042	$346	$992	$503	$15,048
ALLL in the nine months ended September 30, 2017:
Balance at beginning of period	$11,276	$4,226	$343	$642	$314	$16,801
Charge offs	(2,694)	(432)	—	(161)	—	(3,287)
Recoveries	1,334	—	27	173	—	1,534
Provision	(751)	248	(24)	338	189	—
Balance at end of period	$9,165	$4,042	$346	$992	$503	$15,048
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of September 30, 2018 and December 31, 2017.

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL balance at September 30, 2018 related to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	7,296	3,677	408	1,559	523	13,463
Total	$7,296	$3,677	$408	$1,559	$523	$13,463
Loans balance at September 30, 2018 related to:
Loans individually evaluated for impairment	$4,985	$850	$—	$46	$—	$5,881
Loans collectively evaluated for impairment	410,010	546,890	36,961	81,173	—	1,075,034
Total	$414,995	$547,740	$36,961	$81,219	$—	$1,080,915
ALLL balance at December 31, 2017 related to:
Loans individually evaluated for impairment	$7	$—	$—	$—	$—	$7
Loans collectively evaluated for impairment	9,148	2,906	650	1,043	442	14,189
Total	$9,155	$2,906	$650	$1,043	$442	$14,196
Loans balance at December 31, 2017 related to:
Loans individually evaluated for impairment	$3,672	$2,461	$—	$227	$—	$6,360
Loans collectively evaluated for impairment	390,821	554,296	34,614	78,539	—	1,058,270
Total	$394,493	$556,757	$34,614	$78,766	$—	$1,064,630

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factor into our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at September 30, 2018 and December 31, 2017:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At September 30, 2018
Commercial loans	$813	$5,544	$2,669	$9,026	$405,969	$414,995	$—
Commercial real estate loans – owner-occupied	3,870	850	—	4,720	222,141	226,861	—
Commercial real estate loans – all other	—	—	—	—	232,316	232,316	—
Residential mortgage loans – multi-family	—	—	—	—	88,563	88,563	—
Residential mortgage loans – single family	—	—	—	—	21,634	21,634	—
Construction and land development loans	—	—	—	—	36,961	36,961	—
Consumer loans	—	—	—	—	59,585	59,585	—
Total	$4,683	$6,394	$2,669	$13,746	$1,067,169	$1,080,915	$—
At December 31, 2017
Commercial loans	$1,387	$—	$2,125	$3,512	$390,981	$394,493	$—
Commercial real estate loans – owner-occupied	—	—	—	—	214,365	214,365	—
Commercial real estate loans – all other	—	936	—	936	227,154	228,090	—
Residential mortgage loans – multi-family	—	—	—	—	114,302	114,302	—
Residential mortgage loans – single family	—	—	—	—	24,848	24,848	—
Construction and land development loans	—	—	—	—	34,614	34,614	—
Consumer loans	—	—	—	—	53,918	53,918	—
Total	$1,387	$936	$2,125	$4,448	$1,060,182	$1,064,630	$—
Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at September 30, 2018 or December 31, 2017. In certain instances, when a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received (referred to as full nonaccrual basis of accounting), except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income (referred to as nonaccrual cash basis of accounting). Nonaccrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.
The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$4,985	$3,222
Commercial real estate loans – owner occupied	850	893
Commercial real estate loans – all other	—	1,568
Residential mortgage loans – single family	—	171
Consumer	46	56
Total(1)	$5,881	$5,910

(1)    Nonaccrual loans may include loans that are currently considered performing loans.
 We classify our loan portfolio using internal asset quality ratings. The following table provides a summary of loans by portfolio type and our internal asset quality ratings as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Pass:
Commercial loans	$394,807	$375,024
Commercial real estate loans – owner occupied	217,085	207,094
Commercial real estate loans – all other	221,816	226,522
Residential mortgage loans – multi family	88,563	114,302
Residential mortgage loans – single family	21,634	24,677
Construction and land development loans	36,961	34,614
Consumer loans	59,539	53,862
Total pass loans	$1,040,405	$1,036,095
Special Mention:
Commercial loans	$12,692	$11,009
Commercial real estate loans – owner occupied	5,056	6,378
Commercial real estate loans – all other	10,500	—
Total special mention loans	$28,248	$17,387
Substandard:
Commercial loans	$7,496	$8,094
Commercial real estate loans – owner occupied	4,720	893
Commercial real estate loans – all other	—	1,568
Residential mortgage loans – single family	—	171
Consumer loans	46	56
Total substandard loans	$12,262	$10,782
Doubtful:
Commercial loans	$—	$366
Total doubtful loans	$—	$366
Total Loans:	$1,080,915	$1,064,630
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
The following table sets forth information regarding impaired loans, at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Impaired loans:
Nonaccruing loans	$5,881	$5,101
Nonaccruing restructured loans(1)	—	809
Accruing restructured loans(1)(2)	—	450
Total impaired loans	$5,881	$6,360
Impaired loans less than 90 days delinquent and included in total impaired loans	$3,212	$3,994

(1)	As of September 30, 2018, we had no restructured loans.

(2)	See “Troubled Debt Restructurings” below for a description of accruing restructured loans at September 30, 2018 and December 31, 2017.

The table below contains additional information with respect to impaired loans, by portfolio type, as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$4,985	$5,821	$—	$3,222	$5,910	$—
Commercial real estate loans – owner occupied	850	933	—	893	945	—
Commercial real estate loans – all other	—	—	—	1,568	1,965	—
Residential mortgage loans – single family	—	—	—	171	185	—
Consumer loans	46	67	—	56	73	—
Total	5,881	6,821	—	5,910	9,078	—
With allowance recorded:
Commercial loans	$—	$—	$—	$450	$450	$7
Total	—	—	—	450	450	7
Total
Commercial loans	$4,985	$5,821	$—	$3,672	$6,360	$7
Commercial real estate loans – owner occupied	850	933	—	893	945	—
Commercial real estate loans – all other	—	—	—	1,568	1,965	—
Residential mortgage loans – single family	—	—	—	171	185	—
Consumer loans	46	67	—	56	73	—
Total	5,881	6,821	—	6,360	9,528	7

(1)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At September 30, 2018 and December 31, 2017, there were $5.9 million and $5.9 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at September 30, 2018 for which no specific reserves were allocated, $1.6 million had been deemed impaired in the prior year.

Average balances and interest income recognized on impaired loans, by portfolio type, for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$4,700	$39	$8,547	$19	$4,256	$101	$13,628	$89
Commercial real estate loans – owner occupied	856	—	1,164	—	871	—	1,653	—
Commercial real estate loans – all other	—	—	1,613	—	762	—	1,650	—
Residential mortgage loans – single family	—	—	180	—	43	—	196	—
Consumer loans	48	—	18	—	51	—	66	1
Total	5,604	39	11,522	19	5,983	101	17,193	90
With allowance recorded:
Commercial loans	—	—	5,314	8	209	—	3,865	24
Total	—	—	5,314	8	209	—	3,865	24
Total
Commercial loans	4,700	39	13,861	27	4,465	101	17,493	113
Commercial real estate loans – owner occupied	856	—	1,164	—	871	—	1,653	—
Commercial real estate loans – all other	—	—	1,613	—	762	—	1,650	—
Residential mortgage loans – single family	—	—	180	—	43	—	196	—
Consumer loans	48	—	18	—	51	—	66	1
Total	$5,604	$39	$16,836	$27	$6,192	$101	$21,058	$114
The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $131 thousand and $210 thousand during the three months ended September 30, 2018 and 2017, respectively, and $293 thousand and $563 thousand during the nine months ended September 30, 2018 and 2017, respectively.
Troubled Debt Restructurings (“TDRs”)
Pursuant to the FASB's ASU No. 2011-2, A Creditor’s Determination of whether a Restructuring is a Troubled Debt Restructuring, the Bank's TDRs totaled $0 and $1.3 million at September 30, 2018 and December 31, 2017, respectively. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the form of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower’s cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower’s loan will be reinstated.

The following table presents loans restructured as TDRs during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30, 2018			September 30, 2017
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial loans	—	$—	$—	—	$—	$—
	—	—	—	—	—	—
Nonperforming
Commercial loans	—	—	—	—	—	—
	—	—	—	—	—	—
Total Troubled Debt Restructurings(1)	—	$—	$—	—	$—	$—
	Nine Months Ended
	September 30, 2018			September 30, 2017
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial loans	—	$—	$—	1	$489	$489
	—	—	—	1	489	489
Nonperforming
Commercial loans	—	—	—	2	1,739	1,101
	—	—	—	2	1,739	1,101
Total Troubled Debt Restructurings(1)	—	$—	$—	3	$2,228	$1,590

(1)	No outstanding loans were restructured during the three and nine months ended September 30, 2018.
During the three and nine months ended September 30, 2018 and 2017, TDRs that were modified within the preceding 12-month period which subsequently defaulted were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
(Dollars in thousands)
Commercial loans	—	$—	—	$—	—	$—	—	$—
Commercial real estate - owner occupied	—	$—	—	$—	—	$—	—	$—
Total(1)	—	$—	—	$—	—	$—	—	$—

(1)	During the three and nine months ended September 30, 2018 and 2017, there were no TDRs that were modified within the preceding 12-month period which subsequently defaulted.

6. Income Taxes
At September 30, 2018 and December 31, 2017, we have a net deferred tax asset of $11.2 million and $0, respectively. The net deferred tax asset was $0 at December 31, 2017 as a result of the full valuation allowance recorded against our gross deferred tax asset, which we reversed during the nine months ended September 30, 2018. The components of our net deferred tax asset are as follows at:

(Dollars in thousands)	September 30,	December 31,
	2018	2017
Deferred tax asset:
Allowance for loan and lease losses	$3,980	$4,207
Other than temporary impairment on securities	56	56
Deferred compensation	654	693
Litigation reserve	131	131
Other accrued expenses	878	927
Charitable contributions	241	241
Reserve for unfunded commitments	103	103
Tax credits	60	60
Net operating loss carry forward	5,215	9,754
Stock based compensation	535	363
Depreciation and amortization	—	—
Unrealized losses on securities and deferred compensation	483	338
Total deferred tax assets	12,336	16,873
Deferred tax liabilities:
Depreciation and amortization	(133)	(133)
Other	(976)	(803)
Total deferred tax liabilities	(1,109)	(936)
Valuation allowance	—	(15,937)
Total net deferred tax asset	$11,227	$—
For both the three and nine months ended September 30, 2018, we had an income tax benefit of $98 thousand and $11.2 million, respectively, as a result of our net income during the third quarter of 2018 and the release of our full valuation allowance of $11.1 million on our net deferred tax asset during the second quarter of 2018, discussed further below. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and based on its evaluation, management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at September 30, 2018. Significant positive evidence included our three-year cumulative income position, continued improvement in asset quality, and the expectation that we will continue to have positive earnings based on eight trailing quarters of positive income and our forecast. Negative evidence included our accumulated deficit. The value of our deferred tax asset at June 30, 2018 was computed based upon an estimate of taxable income for the full year of 2018. The benefit during the third quarter of 2018 was due to a slight decrease in forecasted earnings. The amount of the release benefited through the rate decreased by $98 thousand which was offset by the need to increase the discrete benefit for the quarter by that same amount. Only minimal tax provision is expected for the fourth quarter of 2018.
For the three and nine months ended September 30, 2017, we had income tax expense of $37 thousand and $150 thousand, respectively. The income tax expense for the three and nine months ended September 30, 2017 represented the payment to the State of California for the cost of doing business within the state and an estimated alternative minimum tax payment. No additional income tax expense was recorded during the three and nine months ended September 30, 2017 as a result of our full valuation allowance. During the nine months ended September 30, 2017, management evaluated the positive and negative evidence and determined that there continued to be enough negative evidence to support the full valuation allowance of $21.7 million at September 30, 2017. Negative evidence at September 30, 2017 included our accumulated deficit and our three-year cumulative loss position.
We file income tax returns with the U.S. federal government and the State of California. As of September 30, 2018, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2015 to 2016 tax years and the Franchise Tax Board for California state income tax returns for the 2014 to 2016 tax years. Net operating losses on our U.S. federal and California state income tax returns may be carried forward up to 20 years. As of September 30, 2018, we do not have any unrecognized tax benefits.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three and nine months ended September 30, 2018 and 2017.
7. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan (the “2010 Incentive Plan”), which authorized and set aside a total of 400,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. An additional 158,211 shares of common stock were also set aside which was equal to the total of the shares that were available for the grant of equity incentives under our shareholder-approved 2008 and 2004 Equity Incentive Plans (the “Previously Approved Plans”) at the time of the adoption of the 2010 Incentive Plan. Options to purchase a total of 66,442 shares of our common stock granted under the Previously Approved Plans were outstanding at September 30, 2018. The 2010 Incentive Plan provides that if any of these outstanding options under the Previously Approved Plans expire or are terminated for any reason, then the number of shares that would become available for grants or awards of equity incentives under the 2010 Incentive Plan would be increased by an equivalent number of shares. At the Annual Shareholders meeting held in May 2013, our shareholders approved an additional 800,000 share increase in the maximum number of shares of our common stock that may be issued pursuant to grants or exercises of options or restricted shares or other equity incentives under the 2010 Incentive Plan, of which 306,757 shares of restricted stock, net of shares withheld for taxes, have vested as of September 30, 2018 thereby decreasing the maximum number of shares authorized under the 2010 Incentive Plan. As a result, as of September 30, 2018, the maximum number of shares that were authorized for the grant of options or other equity incentives under the 2010 Incentive Plan totaled 1,117,896 (assuming that all shares of our common stock subject to options and other equity awards expire or are terminated prior to vesting), or approximately 5% of the shares of our common stock then outstanding.
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
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at September 30, 2018 under the 2010 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company, under the 2010 Incentive Plan, has also granted restricted stock for the benefit of its employees and directors. These restricted shares vest over a period ranging from three to five years for employees and one year for directors. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients do not pay any cash consideration for the shares.
Stock Options
The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Assumptions with respect to:	2018	2017	2018	2017
Expected volatility	—%	—%	30%	33%
Risk-free interest rate	—%	—%	2.69%	1.95%
Expected dividends	—%	—%	—%	—%
Expected term (years)	0.0	0.0	5.8	5.7
Weighted average fair value of options granted during period	$—	$—	$2.81	$2.81

The following table summarizes the stock option activity under the Company’s equity incentive plans during the nine months ended September 30, 2018 and 2017, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2018		2017
Outstanding – January 1,	792,577	$6.41	1,066,914	$6.35
Granted	154,011	8.20	3,000	8.05
Exercised	(75,108)	4.95	(172,584)	5.77
Forfeited/Canceled	(7,150)	6.47	(68,176)	7.06
Outstanding – September 30,	864,330	6.86	829,154	6.42
Options Exercisable – September 30,	588,233	$6.49	570,915	$6.19
Options Vested – September 30,	588,233	$6.49	570,915	$6.19
Options to purchase 0 and 20,500 shares of our common stock were exercised during the three months ended September 30, 2018 and 2017, respectively, and 75,108 and 172,584 shares during the nine months ended September 30, 2018 and 2017, respectively. The aggregate intrinsic value of options exercised during the three months ended September 30, 2018 and 2017 was $0 thousand and $85 thousand, respectively, and $356 thousand and $310 thousand during the nine months ended September 30, 2018 and 2017, respectively. The fair value of options that vested during the three months ended September 30, 2018 and 2017 was $8 thousand and $10 thousand, respectively, and $358 thousand and $400 thousand during the nine months ended September 30, 2018 and 2017, respectively.
The following table provides additional information regarding the vested and unvested options that were outstanding at September 30, 2018.

Options Outstanding as of September 30, 2018					Options Exercisable as of September 30, 2018(1)
Exercise Price	Vested	Unvested	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price Per Share
$2.97 – $3.99	18,003	—	$3.48	2.66	18,003	$3.48
$4.00 – $4.99	16,000	—	4.34	2.51	16,000	4.34
$5.00– $5.99	15,000	—	5.30	4.68	15,000	5.30
$6.00– $6.99	414,584	81,903	6.61	5.71	414,584	6.57
$7.00-$8.90	124,646	194,194	7.63	8.14	124,646	7.09
	588,233	276,097	$6.86	6.47	588,233	$6.49

(1)	The weighted average remaining contractual life of the options that were exercisable as of September 30, 2018 was 5.53 years.
The aggregate intrinsic value of options that were outstanding and exercisable under the 2010 Incentive Plan at September 30, 2018 and December 31, 2017 was $1.7 million and $1.4 million, respectively.

A summary of the status of the unvested options outstanding as of September 30, 2018 and 2017, and changes in the weighted average grant date fair values of the unvested options during the nine months ended September 30, 2018 and 2017, are set forth in the following table.

	For the nine months ended September 30,
	2018		2017
	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value Per Share	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value Per Share
Unvested at the beginning of the period	255,348	$2.80	461,944	$2.79
Granted	154,011	2.81	3,000	2.81
Vested	(126,112)	2.84	(141,329)	2.83
Forfeited/Canceled	(7,150)	2.66	(65,376)	2.67
Unvested at the end of the period	276,097	2.79	258,239	2.80
At September 30, 2018, the weighted average period over which nonvested awards were expected to be recognized was 2.27 years.
Restricted Stock
The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the nine months ended September 30, 2018 and 2017.

	For the nine months ended September 30,
	2018		2017
	Number of Shares	Average Grant Date Fair Value Per Share	Number of Shares	Average Grant Date Fair Value Per Share
Outstanding at the beginning of the period	103,508	$7.33	151,298	$6.84
Granted	82,217	8.33	29,907	7.69
Vested	(62,564)	7.26	(69,107)	6.81
Forfeited	(4,690)	7.55	(18,509)	6.82
Outstanding at the end of the period	118,471	$8.06	93,589	$7.14
Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options and restricted stock outstanding at September 30, 2018, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
Remainder of 2018	$111	$125	$236
2019	193	238	431
2020	153	188	341
2021	45	81	126
2022 and beyond	22	60	82
	$524	$692	$1,216
The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the three months ended September 30, 2018 and 2017 were $166 thousand and $188 thousand, respectively, in each case net of taxes, and $458 thousand and $593 thousand for the nine months ended September 30, 2018 and 2017, respectively, in each case net of taxes.

8. Earnings Per Share (“EPS”)
Basic EPS excludes dilution and is computed by dividing net income or loss allocable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock that would then share in our earnings.

The following table shows how we computed basic and diluted EPS for the three and nine months ended September 30, 2018 and 2017.

(In thousands, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Basic EPS:
Net income	$3,900	$3,756	$22,976	$8,037
Less dividends on preferred stock	—	—	—	—
Less dividends on common stock	—	—	—	—
Less dividends on unvested shares	—	—	—	—
Net income allocable to common shareholders	$3,900	$3,756	$22,976	$8,037
Less earnings allocated to participating securities	64	16	203	39
Earnings allocated to common shareholders	$3,836	$3,740	$22,773	$7,998
Weighted average common shares outstanding	22,996	23,093	23,121	23,060
Basic earnings per common share	$0.17	$0.16	$0.98	$0.35
Diluted EPS:
Earnings allocated to common shareholders	$3,900	$3,756	$22,976	$8,037
Weighted average common shares outstanding	22,996	23,093	23,121	23,060
Add dilutive effects of restricted stock grants	115	100	115	112
Add dilutive effects for assumed conversion of Series A preferred stock	271	—	91	—
Add dilutive effect for stock options	216	138	208	117
Weighted average diluted common shares outstanding	23,598	23,331	23,535	23,290
Diluted earnings per common share	$0.17	$0.16	$0.98	$0.35

(1)
The basic and diluted earnings per share amounts for the three and nine months ended September 30, 2018 and 2017 are the same under both the Treasury Stock Method and the Two-Class Method as prescribed in FASB ASC 260-10, Earnings Per Share.

The weighted average shares that have an antidilutive effect in the calculation of diluted net income per share and have been excluded from the computations above were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options(1)	140,985	129,431	128,711	357,859

(1)
Represents stock options that were excluded from the computation of diluted earnings per common share for the three and nine months ended September 30, 2018 and 2017 as a result of the shares being “out-of-the-money.”

9. Shareholders’ Equity
Preferred Stock
During the three months ended September 30, 2018, Carpenter Community BancFund, LP and Carpenter Community BancFund-A, LP ("the Carpenter Funds"), the largest shareholders of PMBC, the holding company of the Bank, sold all of their equity interest in PMBC to certain accredited investors in privately negotiated transactions (the "Carpenter Disposition Transactions"). The Carpenter Disposition Transactions included the sale of 1,467,155 shares of a new series of non-voting preferred stock designated as Series A Non-Voting Preferred Stock (the Series A Non-Voting Preferred Stock) that PMBC issued to the Carpenter Funds in exchange (the Exchange) for 1,467,155 shares of PMBC’s common stock owned by the Carpenter Funds. After giving effect to the Exchange, PMBC had 21,917,995 shares of common stock issued and outstanding and 1,467,155 shares of Series A Non-Voting Preferred Stock issued and outstanding. The shares of Series A Non-Voting Preferred Stock were issued to the Carpenter Funds to facilitate the Carpenter Disposition Transactions and have substantially the same rights, preferences and privileges of the common stock, except that the Series A Non-Voting Preferred Stock is not entitled to vote on any matter other than where required under California law and that each share of Series A Non-Voting Preferred Stock has a liquidation preference of $0.0001 per share over the common stock. The shares of common stock and Series A Non-Voting Preferred Stock purchased by investors from the Carpenter Funds in the Carpenter Disposition Transactions are restricted securities subject to trading restrictions under the federal securities laws.
The lead investor in the Carpenter Disposition Transactions, Patriot Financial Partners III, L.P., a Delaware limited partnership ("Patriot"), acquired 3,636,363 total common-equivalent shares of PMBC, comprised of 2,169,208 shares of common stock (9.9% of the total voting shares outstanding after giving effect to the Exchange) and 1,467,155 shares of the Series A Non-Voting Preferred Stock. After giving effect to the Carpenter Disposition Transactions (including the Exchange), Patriot holds a 15.6% equity interest in the PMBC.
Accumulated Other Comprehensive Income (Loss), net
Accumulated other comprehensive income (loss), net as of September 30, 2018 and December 31, 2017 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Accumulated Other Comprehensive Income (Loss), Net
	(Dollars in thousands)
Ending balance as of December 31, 2016	$(1,842)	$(1,842)
Other comprehensive income before reclassifications (1)	695	695
Amounts reclassified from accumulated other comprehensive income, net of tax	4	4
Other comprehensive income (1)	699	699
Ending balance as of December 31, 2017	$(1,143)	$(1,143)
Other comprehensive loss before reclassifications, net of tax of $44 thousand	(493)	(493)
Amounts reclassified from accumulated other comprehensive loss (2)	49	49
Other comprehensive loss, net of tax of $44 thousand	(444)	(444)
Ending balance as of September 30, 2018	$(1,587)	$(1,587)

(1)	No tax impact as a result of the full valuation allowance recorded against our deferred tax asset at December 31, 2017.

(2)
This balance consists of the $48 thousand net gain on sale of available for sale debt securities included in our consolidated statement of operations offset by $97 thousand included in our consolidated statement of shareholders' equity as an adjustment to our beginning retained earnings.

10. Commitments and Contingencies
Commitments
To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At September 30, 2018 and December 31, 2017, we were committed to fund certain loans including letters of credit amounting to approximately $301 million and $295 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represent the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $350 thousand at both September 30, 2018 and December 31, 2017.
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
Borrowings
At September 30, 2018 and December 31, 2017, our borrowings and contractual obligations consisted of the following:

(Dollars in thousands)	September 30, 2018	December 31, 2017
FHLB advances—short-term	$40,000	$40,000
Other borrowings—short-term(1)	—	866
Total borrowings—short-term	40,000	40,866

FHLB advances—long-term	—	—
Total	$40,000	$40,866

(1)
Borrowings had an interest rate of 15% as of December 31, 2017. This represented the portion of a participated loan that was required under GAAP to be recorded as other borrowings as of December 31, 2017. The participated portion of this loan was repurchased during the first quarter of 2018 and is no longer required to be recorded in other borrowings.

The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 2.20% for the nine months ended September 30, 2018.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
10,000	2.34%	November 28, 2018
10,000	1.77%	December 3, 2018
10,000	2.36%	December 26, 2018
10,000	2.31%	January 15, 2019
At September 30, 2018, $772 million of loans were pledged to support our FHLB borrowings and our unfunded borrowing capacity. As of September 30, 2018, we had unused borrowing capacity of $351 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the nine months ended September 30, 2018 was $40.9 million.
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
In December 2016, following an ongoing review related to alleged discriminatory practices within our discontinued mortgage banking business, we received notice that the U.S. Department of Justice (“DOJ”) had authorized a potential enforcement action against the Bank. During the nine months ended September 30, 2018, we settled this matter with the DOJ for $1.0 million, which we have fully accrued and funded as of September 30, 2018.
Based on our evaluation of the remaining lawsuits and other proceedings that were pending against us as of September 30, 2018, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our results of operations or cash flows for any particular reporting period.

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
The following table sets forth information regarding the net interest income and noninterest income for our commercial banking segment for the three and nine months ended September 30, 2018 and 2017.

(Dollars in thousands)	Commercial	Other(1)	Total
Net interest income for the three months ended September 30,
2018	$11,876	$(187)	$11,689
2017	$11,038	$967	$12,005
Noninterest income for the three months ended September 30,
2018	$1,109	$6	$1,115
2017	$959	$5	$964
Net interest income for the nine months ended September 30,
2018	$35,325	$996	$36,321
2017	$31,564	$908	$32,472
Noninterest income for the nine months ended September 30,
2018	$3,288	$18	$3,306
2017	$2,944	$420	$3,364
Segment Assets at:
September 30, 2018	$1,319,358	$640	$1,319,998
December 31, 2017	$1,320,454	$2,150	$1,322,604

(1)	Represents net interest income and noninterest income for PMAR and PMBC.

12. Regulatory Capital
Under federal banking regulations that apply to all United States-based bank holding companies over $3 billion in total assets and all federally insured banks, the Bank (on a stand-alone basis) must meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items, calculated under regulatory accounting practices. The Company (on a consolidated basis) is below the reporting threshold of $3 billion in total assets and therefore is not subject to the same capital adequacy requirements. Under those regulations, each federally insured bank is determined by its primary federal bank regulatory agency to come within one of the following capital adequacy categories on the basis of its capital ratios:

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
The following table sets forth the capital and capital ratios of the Bank (on a stand-alone basis) at September 30, 2018, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk Weighted Assets	155,679	12.8%	104,995	At least 8.625	$121,734	At least 10.0

Common Equity Tier 1 Capital to Risk Weighted Assets	141,866	11.7%	62,389	At least 5.125	$79,127	At least 6.5

Tier 1 Capital to Risk Weighted Assets	141,866	11.7%	80,649	At least 6.625	$97,387	At least 8.0

Tier 1 Capital to Average Assets	141,866	10.7%	53,069	At least 4.0	$66,337	At least 5.0
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt correct action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. At September 30, 2018, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution under the capital adequacy guidelines described above.

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
In addition to the risk of incurring loan losses and provision for loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk that steps we have taken to strengthen our overall credit administration are not effective; the risk of a downturn in the United States economy, and domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not succeed in further reducing our remaining nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of assets; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities; the risk that our efforts to develop a robust commercial banking platform may not succeed; and the risk that we may be unable to realize our expected level of increasing deposit inflows. Readers of this Report are encouraged to review the additional information regarding these and other risks and uncertainties to which our business is subject that is contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) that we filed with the Securities and Exchange Commission (“SEC”) on March 2, 2018, as such information may be updated from time to time in subsequent Quarterly Reports on Form 10-Q that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three and nine months ended, and our financial condition at, September 30, 2018.
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
As of September 30, 2018, our total assets, net loans and total deposits were $1.3 billion, $1.1 billion and $1.1 billion, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the nine months ended September 30, 2018 and 2017, we operated as one reportable segment, Commercial Banking.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.
Recent Developments
On September 14, 2018, Carpenter Community BancFund, LP and Carpenter Community BancFund-A, LP (the Carpenter Funds), the largest shareholders of the Company, the holding company of the Bank, sold all of their equity interest in the Company to certain accredited investors in privately negotiated transactions (the Carpenter Disposition Transactions). The Carpenter Disposition Transactions included the sale of 1,467,155 shares of a new series of non-voting preferred stock designated as Series

A Non-Voting Preferred Stock (the Series A Non-Voting Preferred Stock) that the Company issued to the Carpenter Funds in exchange (the Exchange) for 1,467,155 shares of the Company’s common stock owned by the Carpenter Funds. After giving effect to the Exchange, the Company had 21,917,995 shares of common stock issued and outstanding and 1,467,155 shares of Series A Non-Voting Preferred Stock issued and outstanding. The shares of Series A Non-Voting Preferred Stock were issued to the Carpenter Funds to facilitate the Carpenter Disposition Transactions and have substantially the same rights, preferences and privileges of the common stock, except that the Series A Non-Voting Preferred Stock is not entitled to vote on any matter other than where required under California law and that each share of Series A Non-Voting Preferred Stock has a liquidation preference of $0.0001 per share over the common stock. The shares of common stock and Series A Non-Voting Preferred Stock purchased by investors from the Carpenter Funds in the Carpenter Disposition Transactions are restricted securities subject to trading restrictions under the federal securities laws.
The lead investor in the Carpenter Disposition Transactions, Patriot Financial Partners III, L.P., a Delaware limited partnership (Patriot), acquired 3,636,363 total common-equivalent shares of the Company, comprised of 2,169,208 shares of common stock (9.9% of the total voting shares outstanding after giving effect to the Exchange) and 1,467,155 shares of the Series A Non-Voting Preferred Stock. After giving effect to the Carpenter Disposition Transactions (including the Exchange), Patriot holds a 15.6% equity interest in the Company.
Results of Operations
Operating Results for the Three and Nine Months Ended September 30, 2018 and 2017
Our operating results for the three and nine months ended September 30, 2018, compared to the same period in September 30, 2017, were as follows:

	Three Months Ended September 30,		2018 vs. 2017 % Change	Nine Months Ended September 30,		2018 vs. 2017 % Change
	2018	2017		2018	2017
	(Dollars in thousands)
Interest income	$15,218	$14,025	8.5%	$46,147	$37,761	22.2%
Interest expense	3,529	2,020	74.7%	9,826	5,289	85.8%
Provision for loan and lease losses	—	—	—%	—	—	—%
Non-interest income	1,115	964	15.7%	3,306	3,364	(1.7)%
Non-interest expense	9,002	9,176	(1.9)%	27,834	27,649	0.7%
Income tax (benefit) expense	(98)	37	(364.9)%	(11,183)	150	(7,555.3)%
Net income	3,900	3,756	3.8%	22,976	8,037	185.9%
Interest Income
Three Months Ended September 30, 2018 and 2017
Total interest income increased 8.5% to $15.2 million for the three months ended September 30, 2018 from $14.0 million for the three months ended September 30, 2017. This was primarily due to an increase in interest income on loans and short-term investments as a result of higher average balances and an increase in the average yield during the three months ended September 30, 2018 as compared to the same prior year period. During the three months ended September 30, 2018 and 2017, interest income on loans was $13.9 million and $13.4 million, respectively, yielding 5.25% and 5.21% on average loan balances of $1.1 billion and $1.0 billion, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The increase in average loan yield is primarily attributable to the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) raising short-term interest rates by 125 basis points since the first quarter of 2017, partially offset by the recovery of $1.1 million in interest income on one loan relationship that had been on nonaccrual status but was paid off during the three months ended September 30, 2017.
During the three months ended September 30, 2018 and 2017, interest income from our securities available-for-sale and stock was $265 thousand and $304 thousand, respectively, yielding 2.74% and 2.46% on average balances of $38.4 million and $49.0 million, respectively. The average securities balances decreased as a result of sales of $7.0 million of our available for sale securities and maturities of, and payments on, securities, partially offset by the purchase of $2.5 million in available for sale securities during the three months ended September 30, 2018. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $1.1 million and $335 thousand for the three months ended September 30, 2018 and 2017, respectively, yielding 1.99% and 1.27% on average balances of $209.8 million and $105.0 million, respectively. The increase in interest income from our short-term investments was primarily attributable to a higher average balance during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, and an increase in the average yield during the same period. The increase in the average yield is attributable to the Federal Reserve Board raising short-term interest rates by 125 basis points since the first quarter of 2017. As a result, total interest income on investments increased for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.
Nine Months Ended September 30, 2018 and 2017
Total interest income increased 22.2% to $46.1 million for the nine months ended September 30, 2018 from $37.8 million for the nine months ended September 30, 2017. This was primarily due to an increase in interest income on loans and short-term investments during the nine months ended September 30, 2018 as compared to the same prior year period. During the nine months ended September 30, 2018 and 2017, interest income on loans was $42.7 million and $35.9 million, respectively, yielding 5.35% and 4.89% on average loan balances of $1.1 billion and $981.5 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The increase in average loan yield is primarily attributable to the Federal Reserve Board raising short-term interest rates by 125 basis points since the first quarter of 2017 and the recovery of $1.6 million in interest income on two loan relationships that had been on nonaccrual status but were paid off during the nine months ended September 30, 2018, as compared to the recovery of $1.1 million in interest income on one loan relationship during the nine months ended September 30, 2017.
During the nine months ended September 30, 2018 and 2017, interest income from our securities available-for-sale and stock was $801 thousand and $930 thousand, respectively, yielding 2.68% and 2.49% on average balances of $40.0 million and $50.0 million, respectively. The average securities balances decreased as a result of sales of $7.0 million of our available for sale securities and maturities of, and payments on, securities, partially offset by the purchase of $2.5 million in available for sale securities during the three months ended September 30, 2018. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $2.6 million and $904 thousand for the nine months ended September 30, 2018 and 2017, respectively, yielding 1.80% and 1.03% on average balances of $194.3 million and $117.1 million, respectively. The increase in interest income from our short-term investments was primarily attributable to an increase in the average yield during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 as a result of the Federal Reserve Board raising short-term interest rates by 125 basis points since the first quarter of 2017. As a result, total interest income on investments increased for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.
Interest Expense
Three Months Ended September 30, 2018 and 2017
Total interest expense increased 74.7% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was primarily due to an increase in our cost of funds from 1.08% at September 30, 2017 to 1.68% at September 30, 2018 and an increase in the average balance of interest-bearing liabilities from $740.0 million at September 30, 2017 to $833.1 million at September 30, 2018, which consisted of deposits, borrowings and junior subordinated debentures. Our cost of funds increased as a result of the actions of the Federal Reserve Board to raise short-term interest rates by 125 basis points since the first quarter of 2017. The increase in our average balance of interest-bearing liabilities is primarily the result of higher deposits due to new client acquisition, our decision to increase the rate of interest paid on our non-maturing interest bearing deposits and our certificates of deposit resulting from the rising interest rate environment, and an increase in our Federal Home Loan Bank (“FHLB”) borrowings. Interest expense on our certificates of deposit for the three months ended September 30, 2018 and 2017 was $1.3 million and $980 thousand, respectively, with a cost of funds of 1.75% and 1.28% on average balances of $299.3 million and $304.4 million, respectively.
Nine Months Ended September 30, 2018 and 2017
Total interest expense increased 85.8% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was primarily due to an increase in our cost of funds from 0.97% at September 30, 2017 to 1.54% at September 30, 2018 and an increase in the average balance of interest-bearing liabilities of $727.0 million at September 30, 2017 to $851.7 million at September 30, 2018, which consisted of deposits, borrowings and junior subordinated debentures. Our cost of funds increased as a result of the actions of the Federal Reserve Board to raise short-term interest rates by 125 basis points since the first quarter of 2017. The increase in our average balance of interest-bearing liabilities is primarily the result of higher deposits due to new client acquisition, our decision to increase the rate of interest paid on our non-maturing interest bearing deposits and our certificates of deposit resulting from the rising interest rate environment, and an increase in our FHLB borrowings. Interest expense on our certificates of deposit for the nine months ended September 30, 2018 and 2017 was $4.1 million and $2.5 million, respectively, with a cost of funds of 1.65% and 1.18% on average balances of $327.9 million and $279.6 million, respectively.

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
As a result of the Federal Reserve Board raising interest rates by 125 basis points since the first quarter of 2017, we experienced expansion in our net interest margin. The favorable impact of higher prevailing interest rates on our asset-sensitive balance sheet was evidenced in the three and nine months ended September 30, 2018. While we are unable to assert as to whether the Federal Reserve Board will continue to increase short-term interest rates in the future, we expect the favorable impact on our net interest margin to remain in the event that interest rates continue to rise. However, we believe that the competition for deposits is increasing and could lead to increases in the cost of interest-bearing deposit liabilities that may partially offset the contractual increase in the yield on earning assets.
The following table sets forth information regarding our average balances, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and nine months ended September 30, 2018 and 2017. Average balances are calculated based on average daily balances.

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$209,805	$1,055	1.99%	$104,968	$335	1.27%
Securities available for sale and stock(2)	38,409	265	2.74%	49,033	304	2.46%
Loans(3)	1,050,264	13,898	5.25%	1,019,253	13,386	5.21%
Total interest-earning assets	1,298,478	15,218	4.65%	1,173,254	14,025	4.74%
Noninterest-earning assets
Cash and due from banks	14,711			13,801
All other assets	17,459			(2,099)
Total assets	$1,330,648			$1,184,956
Interest-bearing liabilities:
Interest-bearing checking accounts	$66,799	$86	0.51%	$93,597	$104	0.44%
Money market and savings accounts	421,562	1,764	1.66%	323,825	761	0.93%
Certificates of deposit	299,305	1,321	1.75%	304,404	980	1.28%
Other borrowings	27,935	138	1.96%	652	2	1.22%
Junior subordinated debentures	17,527	220	4.98%	17,527	173	3.92%
Total interest bearing liabilities	833,128	3,529	1.68%	740,005	2,020	1.08%
Noninterest bearing liabilities
Demand deposits	353,635			329,168
Accrued expenses and other liabilities	9,292			7,959
Shareholders’ equity	134,593			107,824
Total liabilities and shareholders’ equity	$1,330,648			$1,184,956
Net interest income		$11,689			$12,005
Net interest income/spread			2.97%			3.66%
Net interest margin			3.57%			4.06%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.

(3)	Loans include the average balance of nonaccrual loans.

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$194,302	$2,615	1.80%	$117,128	$904	1.03%
Securities available for sale and stock(2)	39,987	801	2.68%	50,032	930	2.49%
Loans(3)	1,067,399	42,731	5.35%	981,504	35,927	4.89%
Total interest-earning assets	1,301,688	46,147	4.74%	1,148,664	37,761	4.40%
Noninterest-earning assets
Cash and due from banks	15,717			14,297
All other assets	12,547			(1,711)
Total assets	$1,329,952			$1,161,250
Interest-bearing liabilities:
Interest-bearing checking accounts	$69,363	$263	0.51%	$88,962	$254	0.38%
Money market and savings accounts	401,993	4,418	1.47%	340,464	2,080	0.82%
Certificates of deposit	327,873	4,050	1.65%	279,630	2,458	1.18%
Other borrowings	34,932	475	1.82%	399	3	1.01%
Junior subordinated debentures	17,527	620	4.73%	17,527	494	3.77%
Total interest bearing liabilities	851,688	9,826	1.54%	726,982	5,289	0.97%
Noninterest bearing liabilities
Demand deposits	344,090			321,808
Accrued expenses and other liabilities	10,230			7,359
Shareholders’ equity	123,944			105,101
Total liabilities and shareholders’ equity	$1,329,952			$1,161,250
Net interest income		$36,321			$32,472
Net interest income/spread			3.20%			3.43%
Net interest margin			3.73%			3.78%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.

(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth changes in interest income, including loan fees, and interest paid in the three and nine months ended September 30, 2018 and 2017 and the extent to which those changes were attributable to changes in (i) the volumes of or the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017 Increase (Decrease) due to Changes in			Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$457	$263	$720	$804	$907	$1,711
Securities available for sale and stock(2)	(71)	32	(39)	(197)	68	(129)
Loans	410	102	512	3,286	3,518	6,804
Total earning assets	796	397	1,193	3,893	4,493	8,386
Interest expense
Interest-bearing checking accounts	(33)	15	(18)	(63)	72	9
Money market and savings accounts	280	723	1,003	431	1,907	2,338
Certificates of deposit	(17)	358	341	475	1,117	1,592
Borrowings	134	2	136	468	4	472
Junior subordinated debentures	—	47	47	—	126	126
Total interest-bearing liabilities	364	1,145	1,509	1,311	3,226	4,537
Net interest income	$432	$(748)	$(316)	$2,582	$1,267	$3,849

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.
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
We recorded no provision for loan and lease losses during the three and nine months ended September 30, 2018 and 2017. There was no provision for the three and nine months ended September 30, 2018 or 2017 due primarily to reserves for new loan growth being offset by a decline in the level of classified assets. During the three months ended September 30, 2018, we had net recoveries of $94 thousand.
See “—Financial Condition—Nonperforming Assets and Allowance for Loan and Lease Losses” below in this Item 2 for additional information regarding the ALLL.

Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amount	Amount	Percentage Change	Amount	Amount	Percentage Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(Dollars in thousands)
Service fees on deposits and other banking services	$382	$346	10.4%	$1,176	$985	19.4%
Net gain on sale of securities available for sale	—	—	—%	48	—	100.0%
Net (loss) gain on sale of other assets	—	(16)	—%	(4)	(14)	(71.4)%
Other noninterest income	733	634	15.6%	2,086	2,393	(12.8)%
Total noninterest income	$1,115	$964	15.7%	$3,306	$3,364	(1.7)%
Three Months Ended September 30, 2018 and 2017
Noninterest income increased by $151 thousand, or 15.7%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily as a result of:

•	An increase in loan servicing and referral fees during the third quarter of 2018 as compared to the same period in 2017;

•	A loss of $16 thousand on the sale of other assets during the three months ended September 30, 2017 that did not occur in the same period in 2018; and

•	An increase in credit card and wire transfer fees during the third quarter of 2018 as compared to the same period in 2017.
Nine Months Ended September 30, 2018 and 2017
Noninterest income decreased $58 thousand, or 1.7%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily as a result of:

•
A decrease in other noninterest income attributable to recoveries of fees on previously charged off loans during the second quarter of 2017 for which a similar level of recoveries did not occur during the nine months ended September 30, 2018; partially offset by

•	An increase in loan servicing and referral fees during the nine months ended September 30, 2018 as compared to the same period in 2017; and

•	An increase of $48 thousand in gain on the sale of securities available-for-sale during the nine months ended September 30, 2018 as compared to the same period in 2017.
Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense during the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	Amount	Amount	Percent Change	Amount	Amount	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$5,809	$5,796	0.2%	$17,885	$17,171	4.2%
Occupancy	591	659	(10.3)%	1,799	1,958	(8.1)%
Equipment and depreciation	438	430	1.9%	1,341	1,248	7.5%
Data processing	412	377	9.3%	1,184	1,063	11.4%
FDIC expense	189	294	(35.7)%	738	859	(14.1)%
Other real estate owned expense, net	(16)	—	100.0%	(8)	—	100.0%
Professional fees	655	958	(31.6)%	2,041	3,100	(34.2)%
Business development	257	139	84.9%	755	496	52.2%
Loan related expense	181	(5)	(3,720.0)%	534	194	175.3%
Insurance	62	62	—%	187	186	0.5%
Other operating expenses (1)	424	466	(9.0)%	1,378	1,374	0.3%
Total noninterest expense	$9,002	$9,176	(1.9)%	$27,834	$27,649	0.7%

(1)	Other operating expenses primarily consist of telephone, investor relations, promotional, regulatory expenses, and correspondent bank fees.
Three Months Ended September 30, 2018 and 2017
Noninterest expense decreased $174 thousand, or 1.9%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily as a result of:

•	A decrease of $105 thousand in our FDIC insurance expenses primarily related to a decrease in our premium; and

•
A decrease of $303 thousand in our professional fees primarily related to the recovery of legal fees attributable to a loan relationship during the third quarter of 2018 that was fully charged off in previous years; partially offset by

•
An increase in various expense accounts related to the normal course of operating, including expenses related to charitable contributions, loan production and business development, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 and 2017
Noninterest expense increased $185 thousand, or 0.7%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily as a result of:

•	An increase of $714 thousand in salaries and employee benefits primarily related to an increase in employee compensation expense; and

•
An increase in various expense accounts related to the normal course of operating, including expenses related to charitable contributions, loan production and business development during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017; partially offset by

•
A decrease of $1.1 million in our professional fees primarily related to lower legal fees in the first quarter of 2018, the recovery of legal fees attributable to the payoff of a loan relationship in the second quarter of 2018 that was previously on nonaccrual status and the recovery of legal fees related to a loan relationship that was fully charged off in previous years.

Provision for Income Tax
For the three and nine months ended September 30, 2018, we had an income tax benefit of $98.0 thousand and $11.2 million, respectively, as a result of our net income during the third quarter of 2018 and the release of our full valuation allowance of $11.1 million on our net deferred tax asset during the second quarter of 2018, discussed further below. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and based on its evaluation, management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at September 30, 2018. Significant positive evidence included our three-year cumulative income position, continued improvement in asset quality, and the expectation that we will continue to have positive earnings based on eight trailing quarters of positive income and our forecast. Negative evidence included our accumulated deficit. The value of our deferred tax asset at June 30, 2018 was computed based upon an estimate of taxable income for the full year of 2018. The benefit during the third quarter of 2018 was due to a slight decrease in forecasted earnings. The amount of the release benefited through the rate decreased by $98 thousand which was offset by the need to increase the discrete benefit for the quarter by that same amount to higher than estimated taxable income during the period. Only minimal tax provision is expected for the fourth quarter of 2018.
For the three and nine months ended September 30, 2017, we had income tax expense of $37 thousand and $150 thousand, respectively. The income tax expense for the three and nine months ended September 30, 2017 represented the payment to the State of California for the cost of doing business within the state and an estimated alternative minimum tax payment. No additional income tax expense was recorded during the three and nine months ended September 30, 2017 as a result of our full valuation allowance. During the nine months ended September 30, 2017, management evaluated the positive and negative evidence and determined that there continued to be enough negative evidence to support the full valuation allowance of $21.7 million at September 30, 2017. Negative evidence at September 30, 2017 included our accumulated deficit and our three-year cumulative loss position.
Financial Condition
Assets
Our total assets decreased by $3 million at September 30, 2018 compared to December 31, 2017. The following table sets forth the composition of our interest earning assets at:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$159,888	$186,010
Interest-bearing time deposits with financial institutions	2,420	2,920
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,823	8,107
Securities available for sale, at fair value	29,919	39,738
Loans (net of allowances of $13,463 and $14,196, respectively)	1,070,751	1,053,201

(1)	Includes interest-earning balances maintained at the FRBSF.
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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of September 30, 2018 and December 31, 2017:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at September 30, 2018:
U.S. Treasury securities	$2,998	$—	$(28)	$2,970
Commercial mortgage backed securities issued by U.S. Agencies	2,495	—	(23)	2,472
Residential mortgage backed securities issued by U.S. Agencies	26,058	1	(1,582)	24,477
Total securities available for sale	$31,551	$1	$(1,633)	$29,919
Securities available for sale at December 31, 2017:
U.S. Treasury securities	$2,996	$—	$(25)	$2,971
Residential mortgage backed securities issued by U.S. Agencies	30,894	5	(777)	30,122
Asset backed security	1,992	—	(251)	1,741
Mutual funds	5,000	11	(107)	4,904
Total securities available for sale	$40,882	$16	$(1,160)	$39,738
The amortized cost of securities available for sale at September 30, 2018 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, if any, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	September 30, 2018 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
U.S. Treasury securities	$2,998	1.30%	$—	—%	$—	—%	$—	—%	$2,998	1.30%
Commercial mortgage backed securities issued by U.S. Agencies	105	3.04%	381	3.04%	1,340	3.50%	669	3.04%	2,495	3.29%
Residential mortgage-backed securities issued by U.S. Agencies	5,673	1.45%	13,978	1.50%	6,112	1.63%	295	2.82%	26,058	1.53%
Total securities available for sale	$8,776	1.42%	$14,359	1.54%	$7,452	1.97%	$964	2.97%	$31,551	1.65%

Loans
The following table sets forth the composition, by loan category, of our loan portfolio at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$414,995	38.4%	$394,493	37.1%
Commercial real estate loans – owner occupied	226,861	21.0%	214,365	20.1%
Commercial real estate loans – all other	232,316	21.5%	228,090	21.4%
Residential mortgage loans – multi-family	88,563	8.2%	114,302	10.7%
Residential mortgage loans – single family	21,634	2.0%	24,848	2.3%
Construction and land development loans	36,961	3.4%	34,614	3.3%
Consumer loans	59,585	5.5%	53,918	5.1%
Total loans	1,080,915	100.0%	1,064,630	100.0%
Deferred loan origination costs, net	3,299		2,767
Allowance for loan and lease losses	(13,463)		(14,196)
Loans, net	$1,070,751		$1,053,201
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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at September 30, 2018:

	September 30, 2018
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$65,342	$27,961	$134,943	$228,246
Fixed rate	7,313	59,616	200,963	267,892
Commercial loans
Floating rate	126,430	163,071	38,573	328,074
Fixed rate	21,680	30,776	34,465	86,921
Total	$220,765	$281,424	$408,944	$911,133

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $110.2 million and $59.6 million, respectively, at September 30, 2018.
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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at September 30, 2018 and December 31, 2017:

	At September 30, 2018	At December 31, 2017
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$4,985	$3,222
Commercial real estate	850	2,461
Residential real estate	—	171
Consumer	46	56
Total nonaccrual loans	$5,881	$5,910
Other real estate owned (OREO):
Commercial loans	$1,275	$—
Total other real estate owned	$1,275	$—
Other nonperforming assets:
Other foreclosed assets	15	36
Total nonperforming assets	$7,171	$5,946
Restructured loans(1):
Accruing loans	$—	$450
Nonaccruing loans (included in nonaccrual loans above)	—	809
Total restructured loans	$—	$1,259

(1)	As of September 30, 2018, we had no restructured loans.
As the table above indicates, total nonperforming assets increased by approximately $1.2 million, or 20.6%, to $7.2 million as of September 30, 2018 from $5.9 million as of December 31, 2017. The decrease in our non-performing loans resulted primarily from $3.2 million of payoffs or paydowns on our nonaccrual loans, the transfer to OREO of $1.3 million, and charge-offs of $700 thousand during the nine months ended September 30, 2018, partially offset primarily by the addition of two new loan relationships totaling $5.2 million during the same period. The increase in our OREO owned balance from December 31, 2017 related to the foreclosure of two residential properties securing a commercial loan during the nine months ended September 30, 2018, partially offset by the sale of one of the two properties during the three months ended September 30, 2018 for a gain on sale of $29 thousand. The decrease in our other foreclosed assets balance from December 31, 2017 related to the sale of an automobile for $36 thousand during the nine months ended September 30, 2018, partially offset by the addition of one automobile for $15 thousand.
Information Regarding Impaired Loans. At September 30, 2018, loans deemed impaired totaled $5.9 million as compared to $6.4 million at December 31, 2017. We had an average investment in impaired loans of $5.6 million and $6.2 million for the three and nine months ended September 30, 2018, respectively, as compared to $16.8 million and $21.1 million for the three and nine months ended September 30, 2017, respectively. The interest that would have been earned during the nine months ended September 30, 2018 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $293 thousand.

The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with Accounting Standards Codification 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$—	$—	—%	$450	$7	1.6%
Impaired loans without specific reserves	5,881	—	—	5,910	—	—
Total impaired loans	$5,881	$—	—%	$6,360	$7	0.1%
The $479 thousand decrease in impaired loans to $5.9 million at September 30, 2018 from $6.4 million at December 31, 2017 was primarily attributable to $3.2 million in principal payments, $1.4 million thousand transferred to OREO and other assets and $986 thousand charged-off during the nine months ended September 30, 2018, partially offset by additions of $5.1 million to impaired loans during the same period. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at September 30, 2018, no specific reserves were required on our impaired loans and that all impaired loans were well secured and adequately collateralized.
Allowance for Loan and Lease Losses. The ALLL totaled $13.5 million, representing 1.25% of loans outstanding, at September 30, 2018, as compared to $14.2 million, or 1.33% of loans outstanding, at December 31, 2017.
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
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the nine months ended September 30, 2018 and 2017.

(Dollars in thousands)	Commercial	Real Estate	Construction and land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL for the nine months ended September 30, 2018:
Balance at beginning of year	$9,155	$2,906	$650	$1,043	$442	$14,196
Charge-offs	(1,840)	—	—	(3)	—	(1,843)
Recoveries	1,009	60	—	41	—	1,110
Provision	(1,028)	711	(242)	478	81	—
Balance at September 30, 2018	$7,296	$3,677	$408	$1,559	$523	$13,463
Allowance for loan and lease losses as a percentage of average total loans						1.26%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.25%
Ratio of net charge-offs to average loans outstanding (annualized)						0.09%
ALLL for the nine months ended September 30, 2017:
Balance at beginning of year	$11,276	$4,226	$343	$642	$314	$16,801
Charge-offs	(2,694)	(432)	—	(161)	—	(3,287)
Recoveries	1,334	—	27	173	—	1,534
Provision	(751)	248	(24)	338	189	—
Balance at September 30, 2017	$9,165	$4,042	$346	$992	$503	$15,048
Allowance for loan and lease losses as a percentage of average total loans						1.53%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.65%
Ratio of net charge-offs to average loans outstanding (annualized)						0.24%
The ALLL decreased $1.6 million from September 30, 2017 to September 30, 2018 primarily as a result of a decrease in our classified loan portfolio during the twelve months ended September 30, 2018, which was partially offset by charge-offs exceeding recoveries and new loan growth during that same period. The reserve for loan losses may include an unallocated amount based upon our judgment as to possible credit losses inherent in the loan portfolio that may not have been captured by historical loss experience, qualitative factors, or specific evaluations of impaired loans. Unallocated reserves may be adjusted for factors including, but not limited to, unexpected or unusual events, volatile market and economic conditions, effects of changes or seasoning in methodologies, regulatory guidance and recommendations, or other factors that may impact borrower operating conditions and loss expectations. Management’s judgment as to unallocated reserves is determined in the context of, but separate from, the historical loss trends and qualitative factors described above. The unallocated reserve for loan losses of $523 thousand at September 30, 2018 has increased $81 thousand from the balance at December 31, 2017, primarily due to some uncertainties related to our classified loans as of September 30, 2018, partially offset by charge-offs during the nine months ended September 30, 2018.  Management believes that the amount of unallocated reserve for loan losses is appropriate and will continue to evaluate it on an ongoing basis. Subsequent to September 30, 2018, we recovered $733 thousand of principal on a loan relationship that was previously charged off.
We classify our loan portfolios using asset quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses above in Item 1, provides a summary of loans by portfolio type and asset quality ratings as of September 30, 2018 and December 31, 2017. Loans totaled approximately $1.1 billion at September 30, 2018, an increase of $16.3 million from $1.1 billion at December 31, 2017. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2017 and September 30, 2018:

•
Loans rated “Pass” totaled $1.0 billion, an increase of $4.3 million from $1.0 billion at December 31, 2017. The increase was primarily attributable to new loan growth and upgrades of $1.3 million and $3.2 million from “Special Mention” and “Substandard”, respectively, partially offset by the sale of $15.1 million of loans during the second quarter of 2018, downgrades to “Special Mention” and “Substandard” of $25.7 million and $1.5 million, respectively, and paydowns of principal payments.

•
Loans rated “Special Mention” totaled $28.2 million, an increase of $10.9 million from $17.4 million at December 31, 2017. The increase was primarily the result of $25.7 million downgraded from “Pass”, partially offset by $10.5 million downgraded to “Substandard”, $3.0 million of payoffs and principal payments, $1.3 million upgraded to “Pass”, and $71 thousand of loans charged-off.

•
Loans rated “Substandard” totaled $12.3 million, an increase of $1.5 million from $10.8 million at December 31, 2017. This increase was primarily the result of $1.5 million and $10.0 million downgraded from “Pass” and “Special Mention”, respectively, partially offset by $4.8 million in principal payments, upgrades of $3.2 million to “Pass”, $1.1 million transferred to OREO and $843 thousand of loans charged-off.

•	Loans rated “Doubtful” totaled $0, a decrease of $366 thousand from $366 thousand at December 31, 2017. This decrease was the result of a commercial loan of $366 thousand transferred to OREO.
Our loss migration analysis currently utilizes a series of twelve staggered 16-quarter migration periods. As a result, for purposes of determining applicable loss factors at September 30, 2018, our migration analysis covered the period from September 30, 2013 to September 30, 2017. We believe this was consistent with and reasonably reflects current economic conditions, portfolio trends and the risks that were inherent in our loan portfolio at September 30, 2018.
The table below sets forth loan delinquencies, by quarter, for the five preceding quarters ended September 30, 2018.

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$2,669	$2,669	$1,385	$2,125	$2,212
Commercial real estate	—	—	—	—	—
	2,669	2,669	1,385	2,125	2,212
30-89 days:
Commercial loans	6,357	6,798	100	1,387	1,561
Commercial real estate	4,720	3,870	1,746	936	955
Consumer loans	—	—	18	—	—
	11,077	10,668	1,864	2,323	2,516
Total Past Due(1):	$13,746	$13,337	$3,249	$4,448	$4,728

(1)	Past due balances include nonaccrual loans.
As the above table indicates, total past due loans increased by $9.3 million, to $13.7 million at September 30, 2018 from $4.4 million at December 31, 2017. Loans past due 90 days or more increased by $544 thousand, to $2.7 million at September 30, 2018, from $2.1 million at December 31, 2017 primarily resulting from additions of $2.6 million related to one loan relationship and $76 thousand that migrated from 30-89 days past due, partially offset by $1.2 million transferred to OREO, $809 thousand of payoffs, $140 thousand charged-off.
Loans 30-89 days past due increased by $8.8 million to $11.1 million at September 30, 2018 from $2.3 million at December 31, 2017 primarily attributable to $11.1 million of additions, of which $10.0 million related to one loan relationship that is fully collateralized, partially offset by $1.9 million of payoffs, $150 thouand brought current and $240 thousand that moved to 90 days or more past due. Subsequent to September 30, 2018, $3.9 million of performing loans included within 30-89 days past due paid off in full.
Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the nine months ended September 30, 2018 and year ended December 31, 2017:

	Nine Months Ended September 30, 2018		Year Ended December 31, 2017
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$344,090	—	$326,105	—
Interest-bearing checking accounts	69,363	0.51%	87,771	0.40%
Money market and savings deposits	401,993	1.47%	334,703	0.85%
Time deposits(1)	327,873	1.65%	298,531	1.26%
Total deposits	$1,143,319	1.02%	$1,047,110	0.66%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Deposit Totals
Deposits totaled $1.1 billion at September 30, 2018 as compared to $1.1 billion at December 31, 2017. The following table provides information regarding the mix of our deposits at September 30, 2018 and December 31, 2017:

	At September 30, 2018		At December 31, 2017
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Deposits
Noninterest bearing demand deposits	$336,434	30.2%	$338,273	29.7%
Savings and other interest-bearing transaction deposits	496,272	44.4%	439,784	38.6%
Time deposits(1)	284,389	25.5%	361,336	31.7%
Total deposits	$1,117,095	100.0%	$1,139,393	100.0%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $256.7 million, or 23.0%, of total deposits at September 30, 2018, as compared to $330.5 million, or 29.0%, of total deposits at December 31, 2017.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$4,666	$38,183	$8,674	$77,981
Over three and through six months	7,676	61,241	5,532	47,652
Over six and through twelve months	10,234	109,825	10,391	90,470
Over twelve months	5,147	47,417	6,214	114,422
Total	$27,723	$256,666	$30,811	$330,525

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
Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding FRBSF and FHLB stock) totaled $190.8 million, which represented 14% of total assets, at September 30, 2018. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future.
Cash Flow Provided by Operating Activities. During the nine months ended September 30, 2018, operating activities provided net cash of $11.1 million, primarily attributable to our net income of $23.0 million, partially offset by a non-cash recognition of $11.2 million in our deferred tax asset, which resulted from the full release of our valuation allowance. During the nine months ended September 30, 2017, operating activities provided net cash of $7.8 million, primarily attributable to our net income of $8.0 million, partially offset by a non-cash increase in our other assets and accrued interest receivable.
Cash Flow Used in Investing Activities. During the nine months ended September 30, 2018, investing activities used net cash of $10.6 million, primarily attributable to $19.8 million used to fund an increase in loans and the purchase of $3.2 million of securities available for sale and other stock, partially offset by $6.9 million of cash provided from the sale of debt securities available for sale and equity securities, $4.7 million of cash provided from maturities of and principal payments on securities available for sale and other stock and $827 thousand of cash provided from the sale of other real estate owned. During the nine months ended September 30, 2017, investing activities used net cash of $93.0 million, primarily attributable to $95.7 million used to fund an increase in loans and $3.0 million for the purchase of securities available for sale and stock, partially offset by $5.7 million of cash provided from maturities of and principal payments on securities available for sale and other stock.
Cash Flow (Used in) Provided by Financing Activities. During the nine months ended September 30, 2018, financing activities used net cash of $22.7 million, consisting of a $22.3 million decrease in our deposits, which was primarily the result of two large depositors investing their funds and a $41.8 million decrease in borrowings, partially offset by $41.0 million in proceeds from FHLB borrowings. During the nine months ended September 30, 2017, financing activities provided net cash of $54.2 million, consisting of a $53.2 million increase in our deposits, which was primarily the result of new client acquisition, $30.0 million in proceeds from FHLB borrowings and $996 thousand from the exercise of stock options, partially offset by a $30.0 million decrease in borrowings.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At September 30, 2018 and December 31, 2017, the loan-to-deposit ratio was 97% and 93%, respectively.
Capital Resources
Regulatory Capital Requirements Applicable to Banking Institutions
Under federal banking regulations that apply to all United States-based bank holding companies over $3 billion in total assets and all federally insured banks, the Bank (on a stand-alone basis) must meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items, calculated under regulatory accounting practices. The Company (on a consolidated basis) is below the reporting threshold of $3 billion in total assets and therefore is not subject to the same capital adequacy requirements. Under those regulations, each federally insured bank is determined by its primary federal bank regulatory agency to come within one of the following capital adequacy categories on the basis of its capital ratios:

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
The following table sets forth the capital and capital ratios of the Bank (on a stand-alone basis) at September 30, 2018, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk Weighted Assets	155,679	12.8%	104,995	At least 8.625	$121,734	At least 10.0

Common Equity Tier 1 Capital to Risk Weighted Assets	141,866	11.7%	62,389	At least 5.125	$79,127	At least 6.5

Tier 1 Capital to Risk Weighted Assets	141,866	11.7%	80,649	At least 6.625	$97,387	At least 8.0

Tier 1 Capital to Average Assets	141,866	10.7%	53,069	At least 4.0	$66,337	At least 5.0

As the above table indicates, at September 30, 2018, the Bank (on a stand-alone basis) qualified as a “well-capitalized” institution under federally mandated capital standards and federally established prompt corrective action regulations. Since September 30, 2018, there have been no events or circumstances known to us which have changed or which are expected to result in a change in the Bank’s classifications as a well-capitalized institution.
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At September 30, 2018, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution under the capital adequacy guidelines described above.
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

Off-Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2018 and December 31, 2017, we were committed to fund certain loans including letters of credit amounting to approximately $301 million and $295 million, respectively.
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
Contractual Obligations
Borrowings. At September 30, 2018 and December 31, 2017, our borrowings consisted of the following:

(Dollars in thousands)	September 30, 2018	December 31, 2017
FHLB advances—short-term	$40,000	$40,000
Other borrowings—short-term(1)	—	866
Total borrowings—short-term	40,000	40,866

FHLB advances—long-term	—	—
Total	$40,000	$40,866

(1)
Borrowings had an interest rate of 15% as of December 31, 2017. This represented the portion of a participated loan that was required under GAAP to be recorded as other borrowings as of December 31, 2017. The participated portion of this loan was repurchased during the first quarter of 2018 and is no longer required to be recorded in other borrowings.

The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 2.20% for the nine months ended September 30, 2018.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
10,000	2.34%	November 28, 2018
10,000	1.77%	December 3, 2018
10,000	2.36%	December 26, 2018
10,000	2.31%	January 15, 2019
At September 30, 2018, $772 million of loans were pledged to support our unfunded borrowing capacity. At September 30, 2018, we had unused borrowing capacity of $351 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the nine months ended September 30, 2018 was $40.9 million from the FHLB. The highest amount of borrowings outstanding at any month end in 2017 consisted of $40.9 million of borrowings from the FHLB.
Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At September 30, 2018, we had outstanding approximately $17.5 million principal amount of Debentures, of which $17.0 million would qualify as additional Tier 1 capital for regulatory purposes as of September 30, 2018 if we were to surpass the reporting threshold of $3 billion in total assets.
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
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. We have committed to obtaining approval from the FRB and the CDBO prior to making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. Refer to “Regulatory Matters” in Item 1 of our 2017 Form 10-K for further detail. As of September 30, 2018, we were current on all interest payments. There can be no assurance that our regulators will approve such payments in the future.
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
There have been no significant changes during the nine months ended September 30, 2018 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Policies within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As an accelerated filer subject to the smaller reporting company disclosure requirements we are not required to provide the information required by this item.

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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2018, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.4
Certificate of Determination of Series A Non-Voting Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K dated September 10, 2018 and filed with the Commission on September 14, 2018.)

3.5
Pacific Mercantile Bancorp Bylaws, Amended and Restated as of May 16, 2018. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (No. 000-30777) dated May 16, 2018 and filed with the Commission on May 16, 2018.)

10.1
Exchange Agreement, dated as of September 14, 2018, by and among Pacific Mercantile Bancorp, Carpenter Community BancFund, L.P. and Carpenter Community BancFund-A, L.P. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (No. 000-30777) dated September 10, 2018 and filed with the Commission on September 14, 2018.)

10.2
Investor Rights Agreement, dated as of September 14, 2018, by and among Pacific Mercantile Bancorp and Patriot Financial Partners III, L.P. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (No. 000-30777) dated September 10, 2018 and filed with the Commission on September 14, 2018.)

10.3
Registration Rights Agreement, dated as of September 14, 2018, by and among Pacific Mercantile Bancorp and Patriot Financial Partners, L.P. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (No. 000-30777) dated September 10, 2018 and filed with the Commission on September 14, 2018.)

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

** Furnished herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2018.

PACIFIC MERCANTILE BANCORP

By:	/s/ THOMAS M. VERTIN
Thomas M. Vertin
President and Chief Executive Officer
(Principal Executive Officer)

PACIFIC MERCANTILE BANCORP

By:	/s/ CURT A. CHRISTIANSSEN
Curt A. Christianssen
Chief Financial Officer
(Principal Financial Officer)