Form 10-K
period 2018-12-31
PACIFIC MERCANTILE BANCORP
filed 2019-03-11
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $150,595,390.
As of March 7, 2019, there were 22,019,198 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement which is expected to be filed with the Commission on or before April 30, 2019 for its 2019 Annual Meeting of Shareholders.

PACIFIC MERCANTILE BANCORP
ANNUAL REPORT ON FORM 10K
FOR THE YEAR ENDED DECEMBER 31, 2018

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
In addition to the risk of incurring loan losses and provision for loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk that steps we have taken to strengthen our overall credit administration are not effective; the risk of a downturn in the United States or local economy, and domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not succeed in further reducing our remaining nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of assets; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities; the risk that our efforts to develop a robust commercial banking platform may not succeed; and the risk that we may be unable to realize our expected level of increasing deposit inflows. See Item 1A “Risk Factors” in this Report for additional information regarding these and other risks and uncertainties to which our business is subject.
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

PART I

ITEM 1.     BUSINESS
Background
Pacific Mercantile Bancorp is a California corporation that owns 100% of the stock of Pacific Mercantile Bank, a California state chartered commercial bank (which, for convenience, will sometimes be referred to in this Report as the “Bank”). The capital stock of the Bank is our principal asset and substantially all of our business operations are conducted and substantially all of our assets are owned by the Bank which, as a result, accounts for substantially all of our revenues, expenses and income. As the owner of a commercial bank, Pacific Mercantile Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and, as such, our operations are regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or the “FRB”) and the Federal Reserve Bank of San Francisco (“FRBSF”) under delegated authority from the FRB. See “Supervision and Regulation” below in this Item 1 of this Report. PM Asset Resolution, Inc. (“PMAR”) was a wholly owned subsidiary of Pacific Mercantile Bancorp, which existed for the purpose of purchasing certain non-performing loans and other real estate from the Bank and thereafter collecting on or disposing of those assets. During the year PMBC liquidated all assets at PMAR and during the third quarter of 2018, the entity was dissolved. For ease of reference, we will sometimes use the terms “Company,” “we,” “our,” or “us” in this Report to refer to Pacific Mercantile Bancorp on a consolidated basis and “PM Bancorp,” “Bancorp” or “PMBC” to refer to Pacific Mercantile Bancorp on a “stand-alone” or unconsolidated basis.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”).
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
Following our transition to a commercial banking model, it has become clear that our current client base is well served through our treasury management tools and rarely makes use of full-service branches. We reduced the size of several branches during 2016 and 2017. The resultant cost savings from the branch reorganization was redeployed to expand our business development team and more actively promote our online banking. We will continue to explore opportunities to create efficiencies in our office locations and redeploy those cost savings. As we add more relationship managers, we believe we can better penetrate our core markets and accelerate the growth of our commercial customer base.

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
The following table sets forth information regarding the composition, by type of deposits, maintained by our customers during the year ended and as of December 31, 2018:

	Average Balance During the Year Ended December 31, 2018	Balance at December 31, 2018
	(Dollars in thousands)
Type of Deposit
Noninterest-bearing checking accounts(1)	$348,923	$340,406
Interest-bearing checking accounts	69,841	64,144
Money market and savings deposits	412,366	460,355
Certificates of deposit(2)	315,189	271,097
Totals	$1,146,319	$1,136,002

(1)
Excludes noninterest bearing deposits maintained at the Bank by the Company with an annual average balance of $15.4 million for the year ended December 31, 2018 and a balance of $16.5 million at December 31, 2018.

(2)
Comprised of time certificates of deposit in varying denominations under and over $100,000. Excludes certificates of deposit maintained by the Company at the Bank with an average balance of $248,000 for the year ended December 31, 2018 and a balance at December 31, 2018 of $250,000. Excludes certificates of deposit maintained by PMAR at the Bank with an average balance of $75,000 for the year ended December 31, 2018. There were no certificates of deposit maintained by PMAR at December 31, 2018.

Loan Products
We offer our customers a number of different loan products, including commercial loans and credit lines, accounts receivable and inventory financing, SBA guaranteed business loans, and owner-occupied commercial real estate loans. The following table sets forth the types and the amounts of our loans that were outstanding as of December 31, 2018:

	At December 31, 2018
	Amount	Percent of Total
	(Dollars in thousands)
Commercial loans	$444,441	40.6%
Commercial real estate loans – owner occupied	211,645	19.3%
Commercial real estate loans – all other	226,441	20.7%
Residential mortgage loans – multi-family	97,173	8.9%
Residential mortgage loans – single family(1)	21,176	1.9%
Land development loans	38,496	3.5%
Consumer loans	54,514	5.0%
Gross loans	$1,093,886	100.0%

(1)	These loans originated prior to March 2014 and our subsequent exit from the mortgage business and are retained in our loan portfolio as a loan diversification strategy.

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
Additionally, the adequacy of our security measures is reviewed periodically by the FRBSF and the California Department of Business Oversight (“CDBO”), which are the federal and state government agencies, respectively, with primary supervisory authority over the Bank. We also retain the services of third party computer security firms to conduct periodic tests of our computer and online banking systems to identify potential threats to the security of our systems and to recommend additional actions that we can take to improve our security measures.
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

Supervision and Regulation
Both federal and state laws extensively regulate bank holding companies and banks. Such regulation is intended primarily for the protection of depositors, the FDIC’s deposit insurance fund and customers, and is not for the benefit of shareholders. Set forth below is a summary description of the material laws and regulations that affect or bear on our operations. The description does not purport to be complete and is qualified in its entirety by reference to the laws and regulations that are summarized below.

Pacific Mercantile Bancorp
PM Bancorp is a registered bank holding company subject to regulation under the Bank Holding Company Act. Pursuant to the Bank Holding Company Act, PM Bancorp is subject to supervision and periodic examination by, and is required to file periodic reports with, the Federal Reserve Board. PM Bancorp is also a bank holding company within the meaning of the California Financial Code. As such, PM Bancorp and its subsidiaries are subject to supervision and periodic examination by, and may be required to file reports with, the CDBO.
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
The Dodd-Frank Act requires PM Bancorp to act as a source of financial strength to the Bank including committing resources to support the Bank even at times when PM Bancorp may not be in a financial position or believe that it is in the best interest of our shareholders to do so. It is the Federal Reserve Board’s policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. For these reasons, among others, the Federal Reserve Board requires all bank holding companies to maintain capital at or above certain prescribed levels. A bank holding company’s failure to meet these requirements will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both, which could lead to the imposition of restrictions on the offending bank holding company, including restrictions on its further growth. See the discussion below under the caption “Prompt Corrective Action.” In addition, under the cross‑guarantee provisions of the Federal Deposit Insurance Act (“FDIA”), the FDIC can hold any FDIC‑insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (i) the default of a commonly controlled FDIC‑insured depository institution or (ii) any assistance provided by the FDIC to such a commonly controlled institution.
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
Federal Home Loan Bank System. The Bank is a member of the FHLB of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its member banks. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2018, the Bank was in compliance with the FHLB’s stock ownership requirement. Historically, the FHLB has paid dividends on its capital stock to its members.
FRB Deposit Reserve Requirements. The Federal Reserve Board requires all federally-insured depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts. At December 31, 2018, the Bank was in compliance with these requirements.
Single Borrower Loan Limitations. With certain limited exceptions, the maximum amount that a California state bank may lend to any borrower (including certain related entities) at any one time may not exceed 15% of the sum of the shareholders’ equity, allowance for loan and lease losses, capital notes and debentures of the bank if unsecured. The combined unsecured and secured obligations of any borrower may not exceed 25% of the sum of the shareholders’ equity, allowance for loan and lease losses, capital notes and debentures of the bank.
Restrictions on Transactions between the Bank and the Company and its other Affiliates. The Bank is subject to restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or any of its other subsidiaries; the purchase of, or investments in, Company stock or other Company securities and the taking of such securities as collateral for loans; and the purchase of assets from the Company or any of its other subsidiaries. These restrictions prevent the Company and any of its subsidiaries from borrowing from the Bank unless the loans are secured by marketable obligations in designated amounts, and such secured loans and investments by the Bank in the Company or any of its subsidiaries are limited, individually, to 10% of the Bank’s capital and surplus (as defined by federal regulations) and, in the aggregate, for all loans made to and investments made in the Company and its other subsidiaries, to 20% of the Bank’s capital and surplus. California law also imposes restrictions with respect to transactions involving the Company and other persons deemed under that law to control the Bank. It is the policy of the federal banking agencies that tax sharing agreements between a bank holding company and subsidiary bank that file consolidated tax returns must provide that any refund received by the holding company be allocated between the holding company and the bank in proportion to their respective income, losses and other tax characteristics as if they had filed on a stand-alone basis and, until the bank’s share is paid to it (which should be done promptly upon receipt), its share must be held in trust or as agent for the benefit of the bank, and not merely owed by the holding company as a debt to the bank.
Enforcement. If, as a result of an examination of a bank, its primary federal bank regulatory agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of a bank’s operations had become unsatisfactory or that the bank or its management was in violation of any law or regulation, that agency has the authority to take a number of different remedial actions as it deems appropriate under the circumstances. These actions include the power to enjoin “unsafe or unsound” banking practices; to require that affirmative action be taken to correct any conditions resulting from any violation or practice; to issue an administrative order that can be judicially enforced; to require the bank to increase its capital; to restrict the bank’s growth; to assess civil monetary penalties against the bank or its officers or directors; to remove officers and directors of the bank; and, if the federal agency concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate a bank’s deposit insurance, which in the case of a California chartered bank would result in revocation of its charter and require it to cease its banking operations. Additionally, under California law the CDBO has many of the same remedial powers with respect to the Bank, because it is a California state chartered bank.

Dividends
Cash dividends from the Bank constitute the primary source of cash available to PM Bancorp for its operations and to fund any cash dividends that the board of directors might declare in the future. PM Bancorp is a legal entity separate and distinct from the Bank and the Bank is subject to various statutory and regulatory restrictions on its ability to pay cash dividends to PM Bancorp. Those restrictions would prohibit the Bank, subject to certain limited exceptions, from paying cash dividends in amounts that would cause the Bank to become undercapitalized. Additionally, the Federal Reserve Board and the CDBO have the authority to prohibit the Bank from paying dividends, if either of those authorities deems the payment of dividends by the Bank to be an unsafe or unsound practice. We have agreed that the Bank will not, without the FRB and the CDBO's prior written approval, pay any dividends to PM Bancorp. See “Dividend Policy and Restrictions on the Payment of Dividends” in Item 5 of this Report.
Additionally, it is FRB policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also an FRB policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to their banking subsidiaries. Additionally, the FRB has indicated that bank holding companies should carefully review their dividend policies and has discouraged dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. We have committed to obtaining approval from the FRB and the CDBO prior to paying any dividends. There can be no assurance that our regulators will approve such payments or dividends in the future.
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
Capital Requirements
The Company and the Bank are subject to the regulatory capital requirements administered by the federal banking agencies. The federal banking agencies’ current risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the requirements, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A bank’s or bank holding company’s capital, in turn, is classified in one of two tiers, depending on type:

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
Basel III Capital Rules. As of January 1, 2015, the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations took effect. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules were effective for the Company and the Bank on January 1, 2015 subject to a phase-in period ending on January 1, 2019. Under a Federal Reserve Board policy amended in 2018, qualifying bank holding companies with consolidated assets of less than $3.0 billion, such as the Company, are exempt from the requirements of the Basel III Capital Rules. The Bank, however, is subject to these rules.
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
The Basel III capital Rules also include a capital conservation buffer designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a three-year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
As fully phased in as of January 1, 2019, the Basel III Capital Rules require the Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus the 2.5% “capital conservation buffer” effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer effectively resulting in a minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (resulting in a minimum total capital ratio of 10.5%), and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets .
The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain larger, covered institutions and is not expected to have any current applicability to the Company or the Bank.
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
As of December 31, 2018, the capital levels of the Bank exceed the minimums necessary to be categorized as well capitalized under the Basel III Capital Rules, including the applicable capital conservation buffers. See “See “Item 7. — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Capital Resources — Regulatory Capital Requirements Applicable to Banking Institutions.”
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
At December 31, 2018, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.
FDIC Deposit Insurance
The FDIC is an independent federal agency that insures customer deposits of federally insured banks and savings institutions in order to safeguard the safety and soundness of the banking and savings industries through the Deposit Insurance Fund (the “DIF”) up to prescribed limits, currently $250,000 per depositor. The DIF is funded primarily by FDIC assessments paid by each DIF member institution. The amount of each DIF member’s assessment is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. The Dodd-Frank Act increased the minimum reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) from 1.15% of estimated deposits to 1.35% of estimated deposits (or a comparable percentage of the asset-based assessment base described above). The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the minimum reserve ratio when setting assessments for insured depository institutions with less than $10 billion in total consolidated assets, such as the Bank. The FDIC has until September 30, 2020 to achieve the new minimum reserve ratio of 1.35%.
Additionally, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged approximately 0.00305% of insured deposits in fiscal 2018. These assessments will continue until the FICO bonds mature through 2019.
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
Community Reinvestment Act and Fair Lending Laws
The Bank is subject to fair lending requirements and the evaluation of its small business operations under the Community Reinvestment Act (“CRA”). The CRA generally requires the federal banking agencies to evaluate the record of a bank in meeting the credit needs of its local communities, including those of low- and moderate-income neighborhoods in its service area. A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which determines the bank’s CRA ratings on the basis of its community lending and community development performance. When a bank holding company files an application for approval to acquire a bank or another bank holding company, the Federal Reserve Board will review the CRA assessment of each of the subsidiary banks of the applicant bank holding company, and a low CRA rating may be the basis for denying the application.
A bank may be subject to substantial penalties and corrective measures for a violation of fair lending laws. Federal banking agencies also may take compliance with fair lending laws into account when determining a bank's CRA rating and when regulating and supervising other activities of a bank or its bank holding company.
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
Employees
As of December 31, 2018, we employed 160 persons on a full-time equivalent basis and 0 persons on a part-time basis for a total of 160 persons. None of our employees are covered by a collective bargaining agreement. We believe relations with our employees are good.
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
Our business, earnings and profitability are affected by the financial markets and economic conditions in the United States generally and, more specifically, in Southern California where a substantial portion of our business is generated, including factors such as the level and volatility of short-term and long-term interest rates, inflation, real estate values, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of capital and credit, investor sentiment and confidence in the financial markets and the sustainability of economic growth both in the United States and globally. The deterioration of any of these conditions could adversely affect the financial performance and/or condition of our borrowers, the demand for credit and other banking products, the ability of borrowers to pay interest on and repay principal on outstanding loans and the value of collateral securing those loans, which could lead to decreased loan utilization rates, increased delinquencies and defaults and changes to our customers’ ability to meet certain credit obligations. If any of these events occur, we could experience one or more of the following adverse effects on our business:

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
Loan defaults and the incurrence of losses on the loans we make are an inherent risk of the banking business. We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices, including: analyzing a borrower's credit history, financial statements, tax returns and cash flow projections; valuing collateral based on reports of independent appraisers; and verifying liquid assets. Although we believe that our underwriting criteria are, and historically have been, appropriate for the various kinds of loans we make, we have incurred losses on loans that have met these criteria, and may continue to experience higher than expected losses depending on economic factors and consumer behavior. In addition, our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors.
Lending risks have historically been exacerbated by cyclical slowdowns in the real estate markets in Los Angeles, Orange, Riverside, San Bernardino and San Diego counties of California where most of our customers are based. During the economic recession that began in 2007, for example, these markets experienced declining real estate prices, excess inventories of unsold homes, high vacancy rates at commercial properties and increases in unemployment and a resulting loss of confidence about the future among businesses and consumers that had combined to adversely affect business and consumer spending. These conditions led to increases in our non-performing assets in prior periods, which required us to record loan charge-offs and write-downs in the carrying values of real properties that we acquired by or in lieu of foreclosure and caused us to incur losses in those periods. While economic conditions in our markets have improved, as measured by increased real estate prices, lower vacancy rates at commercial properties and continued improvement in unemployment, future weakness in economic conditions could result in loan charge-offs and asset write-downs that would require us to increase the provisions we make for loan losses and losses on real estate owned that could have a material adverse effect on our future operating results, financial condition and capital.
A portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect asset quality and profitability for our loans secured by real property.
Many of the loans in our portfolio are secured by real estate. For instance, the majority of our commercial real estate loans, which represented approximately 40.0% of our total loans outstanding as of December 31, 2018, are secured by first trust deeds on nonresidential real property. Payments on these loans depend to a large degree on the rental income stream from the properties and the global cash flows of the borrowers. A downturn in the economy, generally, or in the real estate market where the collateral for a real estate loan is located, specifically, could negatively affect the borrower's ability to repay the loan and the value of the collateral securing the loan, which, in turn, could have an adverse effect on our profitability and asset quality. In addition, unexpected decreases in commercial real estate prices coupled with slow economic growth and elevated levels of unemployment could drive losses beyond that provided for in our ALLL, which could adversely affect our operating results and financial condition.
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
In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires banking organizations to determine the adequacy of their ALLL with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. Under the CECL model, banking organizations will be required to present certain financial assets carried at amortized cost, such as loans held-for-investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. ASU 2016-13 is expected to be effective for public business entities for fiscal years after December 15, 2019. CECL will change the manner in which we determine the adequacy of our ALLL. We are evaluating the impact the CECL model will have on our accounting, but we may recognize a one-time cumulative-effect adjustment to the ALLL as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. The federal banking regulators, including the Federal Reserve Board, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.
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
We have a significant deferred tax asset. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. We periodically assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. We have determined that it is more likely than not that we will be able to utilize our deferred tax asset to offset or reduce future taxes, and, as a result, we have released the previously established full valuation allowance on our deferred tax asset. This determination required us to incur a benefit to operations in the period in which we released or decreased the valuation allowance. If, in the future, we conclude that it is more-likely-than-not that all or a portion of our deferred tax asset would not be realized, we would be required to establish a valuation allowance against that portion of our deferred tax asset. If, in the future, we are able to conclude that it is more likely, than not, that we will not be able to utilize our deferred tax asset, any future determination that a valuation allowance is again necessary will require us to incur a charge to operations that could have, a material impact on our financial condition, results of operations and regulatory capital condition. In addition, certain of our deferred tax assets, including our tax credit carryforwards and net operating loss carryforwards, are subject to expiration if we are unable to utilize them during their respective terms. We cannot assure you that we will be able to fully realize our deferred tax asset.
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
We prepare our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). From time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a materially adverse effect on our results of operations and financial condition. For example, as described above, we are evaluating the impact the new CECL model will have on our accounting, but our implementation of CECL could cause us to recognize a one-time cumulative-effect adjustment to the ALLL as of the beginning of the first reporting period in which the new standard is effective. For information regarding new accounting pronouncements and the expected impact, if any, on our financial position or results of operations, see Note 2 to the Notes to the consolidated financial statements in this Report.

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
As a bank holding company that conducts substantially all of our operations through our subsidiaries, primarily the Bank, our ability to pay dividends, repurchase shares of our common stock or to repay our indebtedness depends upon liquid assets held by the holding company and the results of operations of our subsidiaries.

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
Trading Market for the Company’s Shares
Our common stock is traded on the Nasdaq Global Select Market under the symbol “PMBC.” As of March 7, 2019, there were approximately 60 holders of record of our common stock.
Stock Performance Graph
The following graph compares the percentage change in our cumulative total shareholder return on our common stock, in each of the years in the five year period ended December 31, 2018, with the cumulative total return of: (i) the Russell 2000 Index, which measures the performance of the smallest 2,000 members, by market capitalization, of the Russell 3,000 Index, and (ii) an index published by SNL Securities L.C. (“SNL”) and known as the SNL Western Bank Index, which is comprised of 51 banks and bank holding companies (including the Company), the shares of which are listed on Nasdaq or the New York Stock Exchange and most of which are based in California and the remainder of which are based in nine other western states.
The stock performance graph assumes that $100 was invested at the close of market on the last trading day for the year ended December 31, 2013 in Company common stock and in the Russell 2000 Index and the SNL Western Bank Index and that any dividends paid in the indicated periods were reinvested. Shareholder returns shown in the stock performance graph are not necessarily indicative of future stock price performance.

(1)	The source of the above graph and chart is SNL.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Pacific Mercantile Bancorp	100.00	113.18	114.63	117.36	140.68	114.95
Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09
SNL Western Bank Index	100.00	120.01	124.35	137.85	153.70	121.69

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
Additionally, because the payment of cash dividends has the effect of reducing capital, the capital requirements imposed on bank holding companies and commercial banks often operate, as a practical matter, to preclude the payment, or limit the amount of, cash dividends that might otherwise be permitted by California law; and the federal bank regulatory agencies, as part of their supervisory powers, generally require insured banks to adopt dividend policies which limit the payment of cash dividends much more strictly than do applicable state laws. Refer to “Supervision and Regulation” above in Item 1 and Note 14, Shareholders' Equity in the notes to our consolidated financial statements for more detail regarding the regulatory restrictions on our and the Bank's ability to pay dividends. We have committed to obtaining approval from the FRB and the CDBO prior to Bancorp paying any dividends, or making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. There can be no assurance that our regulators will approve such payments or dividends in the future.
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

ITEM 6.     SELECTED FINANCIAL DATA
The selected statement of operations data for the fiscal years ended December 31, 2018, 2017 and 2016, the selected balance sheet data as of December 31, 2018 and 2017, and the selected financial ratios (other than book value per share), that follow below were derived from our audited consolidated financial statements included in Item 8 of this Report and should be read in conjunction with those audited consolidated financial statements, together with the notes thereto, and with “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ” set forth in Item 7 of this Report. The selected statement of operations data for the years ended December 31, 2015 and 2014, the selected balance sheet data as of December 31, 2016, 2015 and 2014, and the selected financial ratios (other than book value per share) for the periods prior to January 1, 2016 are derived from audited consolidated financial statements that are not included in this Report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands except per share data)
Selected Statement of Operations Data:
Total interest income	$62,542	$51,573	$41,000	$38,797	$38,290
Total interest expense	13,620	7,831	5,477	5,269	5,829
Net interest income	48,922	43,742	35,523	33,528	32,461
Provision for loan and lease losses	—	—	19,870	—	1,500
Net interest income after provision for loan and lease losses	48,922	43,742	15,653	33,528	30,961
Total noninterest income	4,635	4,374	2,937	2,686	4,370
Total noninterest expense	36,970	37,758	36,401	35,324	36,808
Income before income taxes	16,587	10,358	(17,811)	890	(1,477)
Income tax (benefit) provision	(10,752)	(91)	16,832	(11,551)	(608)
Net income (loss) from continuing operations	27,339	10,449	(34,643)	12,441	(869)
Net income from discontinued operations	—	—	—	—	1,226
Accumulated declared dividends on preferred stock	—	—	—	—	(547)
Accumulated undeclared dividends on preferred stock	—	—	—	—	(616)
Dividends on preferred stock	—	—	—	(927)	—
Inducements for exchange of the preferred stock	—	—	—	(512)	—
Net income (loss) allocable to common shareholders	$27,339	$10,449	$(34,643)	$11,002	$(806)
Per share data-basic:
Net income (loss) from continuing operations	$1.17	$0.45	$(1.51)	$0.54	$(0.11)
Net income (loss) allocable to common shareholders	$1.17	$0.45	$(1.51)	$0.54	$(0.04)
Per share data-diluted:
Net income (loss) from continuing operations	$1.16	$0.45	$(1.51)	$0.53	$(0.11)
Net income (loss) allocable to common shareholders	$1.16	$0.45	$(1.51)	$0.53	$(0.04)
Weighted average shares outstanding
Basic	22,788,164	23,071,671	22,802,439	20,516,575	19,230,913
Diluted	23,527,183	23,312,292	22,958,644	20,675,279	19,230,913
Dividends per common share	—	—	—	—	—
Dividends per Series A non-voting preferred share	—	—	—	—	—

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands except for per share information)
Selected Balance Sheet Data:
Cash and cash equivalents(1)	$187,718	$198,208	$138,845	$113,921	$177,135
Total loans, net	1,083,240	1,053,201	931,525	849,733	824,197
Total assets	1,349,338	1,322,604	1,140,689	1,062,389	1,099,610
Total deposits	1,136,002	1,139,393	1,001,300	893,840	916,309
Junior subordinated debentures	17,527	17,527	17,527	17,527	17,527
Total shareholders’ equity	141,374	112,876	99,719	133,916	119,281
Book value per share	$6.06	$4.86	$4.33	$5.87	$5.53

(1)	Cash and cash equivalents include cash and due from banks and federal funds sold.

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(unaudited)
Selected Financial Ratios:
Return on average assets	2.04%	0.88%	(3.13)%	1.17%	(0.08)%
Return on average equity	21.40%	9.78%	(27.56)%	10.23%	(0.74)%
Ratio of average equity to average assets	9.54%	9.03%	11.35%	11.48%	11.30%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
As of December 31, 2018, our total assets, net loans and total deposits were $1.3 billion, $1.1 billion and $1.1 billion, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the years ended December 31, 2018, 2017 and 2016, we operated as one reportable segment, Commercial Banking.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.

Results of Operations
Operating Results for the Years Ended December 31, 2018, 2017, and 2016
Our operating results for the year ended December 31, 2018, compared to December 31, 2017, and for the year ended December 31, 2017, compared to December 31, 2016, were as follows:

	Year Ended December 31,
	2018	2017	2016	2018 vs. 2017 % Change	2017 vs. 2016 % Change
	(Dollars in thousands)
Interest income	$62,542	$51,573	$41,000	21.3%	25.8%
Interest expense	13,620	7,831	5,477	73.9%	43.0%
Provision for loan and lease losses	—	—	19,870	—%	(100.0)%
Non-interest income	4,635	4,374	2,937	6.0%	48.9%
Non-interest expense	36,970	37,758	36,401	(2.1)%	3.7%
Income tax provision (benefit)	(10,752)	(91)	16,832	11,715.4%	(100.5)%
Net (loss) income allocable to common shareholders	$27,339	$10,449	$(34,643)	161.6%	(130.2)%
Interest Income
2018 vs. 2017.
Total interest income increased 21.3% to $62.5 million for the year ended December 31, 2018 from $51.6 million for the year ended December 31, 2017. This increase is primarily due to an increase in interest income on loans during the year ended December 31, 2018 compared to the prior year due to an increase in average loan balances, as well as an increase in the average yield on loans. During the year ended December 31, 2018 and 2017, interest income on loans was $57.6 million and $49.0 million, respectively, yielding 5.38% and 4.91% on average loan balances of $1.1 billion and $996.7 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The increase in the average yield on loans was primarily the result of the rising interest rate environment and the recovery of $1.6 million in interest income on two loans that had been on nonaccrual status but were paid in full during the year ended December 31, 2018 as compared to $1.1 million recovered on one loan relationship during the year ended December 31, 2017. The average yield on interest-earning assets was 4.78% for the year ended December 31, 2018 compared to 4.41% for the year ended December 31, 2017.

During the years ended December 31, 2018 and 2017, interest income from our securities available-for-sale and stock, was $1.2 million and $1.2 million, yielding 2.92% and 2.49% on average balances of $39.7 million and $49.7 million, respectively. The average securities balances decreased as a result of sales and maturities of, and payments on, securities throughout the year ended December 31, 2018, which was partially offset by purchases during the second half of the year. The increase in the average yield is attributable to the rising interest rate environment and the result of a Federal Home Loan Bank (“FHLB”) special dividend of $83 thousand received during December 2018. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $3.8 million and $1.4 million for the year ended December 31, 2018 and 2017, respectively, yielding 1.92% and 1.11% on average balances of $195.7 million and $123.8 million, respectively. The increase in the average yield is a result of the rising interest rate environment. As a result, total interest income on investments increased for the year ended December 31, 2018.
2017 vs. 2016.
Total interest income increased 25.8% to $51.6 million for the year ended December 31, 2017 from $41.0 million for the year ended December 31, 2016. This increase is primarily due to an increase in interest income on loans during the year ended December 31, 2017 compared to the prior year due to an increase in average loan balances, as well as an increase in the average yield on loans and the recovery of $1.1 million in interest income on a single loan relationship that had been on nonaccrual status but was paid in full during the third quarter of 2017. During the years ended December 31, 2017 and 2016, interest income on loans was $49.0 million and $38.6 million, respectively, yielding 4.91% and 4.50% on average loan balances of $996.7 million and $857.7 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The increase in loan yield is primarily attributable to the actions of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) to raise short-term interest rates by 100 basis points since the fourth quarter of 2016. The average yield on interest-earning assets was 4.41% for the year ended December 31, 2017 compared to 3.81% for the year ended December 31, 2016.
During the years ended December 31, 2017 and 2016, interest income from our securities available-for-sale and stock, was $1.2 million and $1.6 million, respectively, yielding 2.49% and 2.76% on average balances of $49.7 million and $57.1 million, respectively. The average securities balances decreased as a result of maturities of, and payments on, securities which we did not fully replace due to liquidity needs. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $1.4 million and $842 thousand for the years ended December 31, 2017 and 2016, respectively, yielding 1.11% and 0.52% on average balances of $123.8 million and $162.6 million, respectively. The increase in the average yield is attributable to the Federal Reserve Board raising interest rates by 100 basis points since the fourth quarter of 2016. As a result, total interest income on investments increased for the year ended December 31, 2017.
Interest Expense
2018 vs. 2017.
Total interest expense increased 73.9% to $13.6 million for the year ended December 31, 2018 from $7.8 million for the year ended December 31, 2017. The increase was primarily due to an increase in the volume of and average cost of funds of our interest-bearing liabilities to 1.60% at December 31, 2018 from 1.05% at December 31, 2017, which consisted of deposits, borrowings and junior subordinated debentures, which was primarily the result of new client acquisition, our decision to increase the rate of interest paid on our certificates of deposit resulting from the rising interest rate environment, and an increase in our FHLB borrowings. Interest expense on our certificates of deposit for the years ended December 31, 2018 and 2017 was $5.3 million and $3.8 million, respectively, with a cost of funds of 1.70% and 1.26% on average balances of $315.2 million and $298.5 million, respectively.
2017 vs. 2016.
Total interest expense increased 43.0% to $7.8 million for the year ended December 31, 2017 from $5.5 million for the year ended December 31, 2016. The increase was primarily due to an increase in the volume of and average cost of funds of our interest-bearing liabilities to 1.05% at December 31, 2017 from 0.81% at December 31, 2016, which consisted of deposits, borrowings and junior subordinated debentures, which was primarily the result of new client acquisition, our decision to increase the rate of interest paid on our certificates of deposit resulting from the rising interest rate environment, and an increase in our FHLB borrowings. Interest expense on our certificates of deposit for the years ended December 31, 2017 and 2016 was $3.8 million and $2.6 million, respectively, with a cost of funds of 1.26% and 0.99%, on average balances of $298.5 million and $263.6 million, respectively.
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
As a result of the Federal Reserve Board raising interest rates by 175 basis points since 2016, we experienced expansion in our net interest margin. The favorable impact of higher prevailing interest rates on our asset-sensitive balance sheet was evidenced in the year ended December 31, 2018 as compared to the year ended December 31, 2016. While we are unable to acertain whether the Federal Reserve Board will continue to increase short-term interest rates in the future, we expect the favorable impact on our net interest margin to remain in the event that interest rates continue to rise. However, we believe that the competition for deposits is increasing and could lead to increases in the cost of interest-bearing deposit liabilities that may partially offset the contractual increase in the yield on earning assets.
The following tables set forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the years ended December 31, 2018, 2017 and 2016. Average balances are calculated based on average daily balances.

	Year Ended December 31,
	2018			2017			2016
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets
Short-term investments(1)	$195,736	$3,756	1.92%	$123,761	$1,379	1.11%	$162,585	$842	0.52%
Securities available for sale and stock(2)	39,744	1,160	2.92%	49,745	1,237	2.49%	57,135	1,578	2.76%
Loans(3)	1,071,874	57,626	5.38%	996,696	48,957	4.91%	857,666	38,580	4.50%
Total interest-earning assets	1,307,354	62,542	4.78%	1,170,202	51,573	4.41%	1,077,386	41,000	3.81%
Noninterest-earning assets
Cash and due from banks	16,785			14,482			15,533
All other assets(3)	14,577			(1,116)			14,550
Total assets	$1,338,716			$1,183,568			$1,107,469
Interest-bearing liabilities:
Interest-bearing checking accounts	$69,841	$363	0.52%	$87,771	$347	0.40%	$60,024	162	0.27%
Money market and savings accounts	412,366	6,358	1.54%	334,703	2,859	0.85%	327,401	2,048	0.63%
Certificates of deposit	315,189	5,349	1.70%	298,531	3,752	1.26%	263,569	2,610	0.99%
Other borrowings	36,209	705	1.95%	4,538	203	4.47%	7,407	75	1.01%
Junior subordinated debentures	17,527	845	4.82%	17,527	670	3.82%	17,527	582	3.32%
Total interest bearing liabilities	851,132	13,620	1.60%	743,070	7,831	1.05%	675,928	5,477	0.81%
Noninterest-bearing liabilities
Demand deposits	348,923			326,105			299,447
Accrued expenses and other liabilities	10,931			7,566			6,380
Shareholders' equity	127,730			106,827			125,714
Total liabilities and shareholders' equity	$1,338,716			$1,183,568			$1,107,469
Net interest income		$48,922			$43,742			$35,523
Net interest income/spread			3.18%			3.36%			3.00%
Net interest margin			3.74%			3.74%			3.30%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of FHLB stock and Federal Reserve Bank stock.

(3)	Loans include the average balance of nonaccrual loans and loan fees. The allowance for loan and lease losses is included within the "All other assets" line item.
The following table sets forth changes in interest income, including loan fees, and interest paid in each of the years ended December 31, 2018, 2017 and 2016 and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	2018 Compared to 2017 Increase (Decrease) due to Changes in			2017 Compared to 2016 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$1,060	$1,317	$2,377	$(241)	$778	$537
Securities available for sale and stock(2)	(272)	195	(77)	(193)	(148)	(341)
Loans	3,848	4,821	8,669	6,621	3,756	10,377
Total earning assets	4,636	6,333	10,969	6,187	4,386	10,573
Interest expense
Interest-bearing checking accounts	(80)	96	16	92	93	185
Money market and savings accounts	783	2,716	3,499	47	764	811
Certificates of deposit	219	1,378	1,597	377	765	1,142
Borrowings	677	(175)	502	(38)	166	128
Junior subordinated debentures	—	175	175	—	88	88
Total interest-bearing liabilities	1,599	4,190	5,789	478	1,876	2,354
Net interest income	$3,037	$2,143	$5,180	$5,709	$2,510	$8,219

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at financial institutions.

(2)	Stock consists of FHLB stock and Federal Reserve Bank stock.
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

We recorded no provision for loan and lease losses during either the year ended December 31, 2018 or December 31, 2017 primarily as a result of reserves for new loan growth being offset by a decline in the level of classified assets. We recorded a $19.9 million provision for loan and lease losses for the year ended December 31, 2016 primarily as a result of new loan growth and downgrades and charge offs on loans that exceeded recoveries. Approximately 60%, or $12.0 million, of the $19.9 million provision for loan and lease losses was attributable to the full charge-off of one large shared national credit.
See "—Financial Condition—Nonperforming Loans and the Allowance for Loan and Lease Losses" below in this Item 7 for additional information regarding the ALLL.
Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income in the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	Amount	Amount	Amount	Percentage Change	Percentage Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(Dollars in thousands)
Service fees on deposits and other banking services	$1,549	$1,347	$1,093	15.0%	23.2%
Net gain (loss) on sale of securities available for sale	48	(4)	—	(1,300.0)%	(100.0)%
Net loss on sale of other assets	(4)	(37)	(527)	(89.2)%	(93.0)%
Net gain on sale of small business administration loans	—	—	40	—%	(100.0)%
Other noninterest income	3,042	3,068	2,331	(0.8)%	31.6%
Total noninterest income	$4,635	$4,374	$2,937	6.0%	48.9%
2018 vs. 2017.
Noninterest income increased $261 thousand, or 6.0%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily as a result of:

•	An increase in loan servicing and referral fees during the year ended December 31, 2018 as compared to the same period in 2017; and

•	An increase of $52 thousand in gain on the sale of securities available-for-sale during the year ended December 31, 2018 as compared to the same period in 2017; partially offset by

•
A decrease in other noninterest income attributable to recoveries of fees on previously charged off loans during the second quarter of 2017 for which a similar level of recoveries did not occur during the year ended December 31, 2018.

2017 vs. 2016.
During the year ended December 31, 2017, noninterest income increased by $1.4 million, or 48.9%, to $4.4 million from $2.9 million for the year ended December 31, 2016, primarily as a result of:

•	An increase in loan servicing and referral fees during the year ended December 31, 2017 as compared to the same period in 2016; and

•	A loss of $37 thousand on the sale of other assets during the year ended December 31, 2017 as compared to a loss of $527 thousand during the same period in 2016; partially offset by

•	A decrease of $40 thousand in net on sale of small business administration (“SBA”) loans for the year ended December 31, 2017 as compared to the same period in 2017.
Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense in the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	Amount	Amount	Amount	Percent Change	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$23,749	$22,977	$21,817	3.4%	5.3%
Occupancy	2,388	2,605	3,061	(8.3)%	(14.9)%
Equipment and depreciation	1,802	1,687	1,802	6.8%	(6.4)%
Data processing	1,681	1,479	1,271	13.7%	16.4%
FDIC expense	927	1,073	950	(13.6)%	12.9%
Other real estate owned expense, net	123	—	(70)	100.0%	(100.0)%
Professional fees	2,468	4,215	4,046	(41.4)%	4.2%
Business development	946	729	795	29.8%	(8.3)%
Loan related expense	769	456	375	68.6%	21.6%
Insurance	248	221	291	12.2%	(24.1)%
Other operating expenses (1)	1,869	2,316	2,063	(19.3)%	12.3%
Total noninterest expense	$36,970	$37,758	$36,401	(2.1)%	3.7%

(1)	Other operating expenses primarily consist of telephone, investor relations, promotional, regulatory expenses, and correspondent bank fees.
2018 vs. 2017.
Noninterest expense decreased $788 thousand, or 2.1%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily as a result of:

•
A decrease of $1.7 million in our professional fees primarily related to lower legal fees in the first quarter of 2018, the recovery of legal fees attributable to the payoff of a loan relationship in the second quarter of 2018 that was previously on nonaccrual status and the recovery of legal fees in the third quarter of 2018 related to a loan relationship that was fully charged off in previous years; partially offset by

•	An increase of $772 thousand in salaries and employee benefits primarily related to an increase in employee compensation expense;

•	An increase of $123 thousand in other real estate owned expense during the year ended December 31, 2018 as compared to the same period in 2017; and

•
An increase in various expense accounts related to the normal course of operating, including expenses related to loan production and business development during the year ended December 31, 2018 as compared to the year ended December 31, 2017.

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
Provision for (Benefit from) Income Tax
During the year ended December 31, 2018, we had an income tax benefit of $10.8 million. The income tax benefit during the year ended December 31, 2018 is as a result of our net income during the year and the release of our full valuation allowance of $11.1 million on our net deferred tax asset during the second quarter of 2018, discussed further below. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and based on its evaluation, management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at December 31, 2018. Significant positive evidence included our three-year cumulative income position, continued improvement in asset quality, and the expectation that we will continue to have positive earnings based on nine trailing quarters of positive income and our forecast. Negative evidence included our accumulated deficit. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at December 31, 2018.
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

Financial Condition
Assets
Our total consolidated assets increased by $27 million at December 31, 2018 from $1.3 billion at December 31, 2017. The following table sets forth the composition of our interest earning assets at:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$174,468	$186,010
Interest-bearing time deposits with financial institutions	2,420	2,920
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,822	8,107
Securities available for sale, at fair value	31,231	39,738
Loans (net of allowances of $13,506 and $14,196, respectively)	1,083,240	1,053,201

(1)	Includes interest-earning balances maintained at the Federal Reserve Bank of San Francisco (“FRBSF”).

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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of December 31, 2018, 2017 and 2016:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at December 31, 2018:
U.S. Treasury securities	$2,999	$—	$(19)	$2,980
Residential mortgage backed securities issued by U.S. Agencies	24,739	1	(1,023)	23,717
Commercial mortgage backed securities issued by U.S. Agencies	4,495	40	(1)	4,534
Total securities available for sale	$32,233	$41	$(1,043)	$31,231
Securities available for sale at December 31, 2017:
U.S. Treasury securities	$2,996	$—	$(25)	$2,971
Residential mortgage backed securities issued by U.S. Agencies	30,894	5	(777)	30,122
Asset backed security	1,992	—	(251)	1,741
Mutual funds	5,000	11	(107)	4,904
Total securities available for sale	$40,882	$16	$(1,160)	$39,738
Securities available for sale at December 31, 2016:
Residential mortgage backed securities issued by U.S. Agencies	$37,813	$6	$(1,144)	$36,675
Residential collateralized mortgage obligations issued by non agencies	484	—	(16)	468
Asset backed security	2,025	—	(592)	1,433
Mutual funds	5,000	11	(107)	4,904
Total securities available for sale	$45,322	$17	$(1,859)	$43,480
At December 31, 2018, 2017 and 2016, U.S. agency mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $18.2 million, $22.7 million and $21.1 million, respectively, were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost of securities available for sale at December 31, 2018 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	December 31, 2018 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
U.S. Treasury securities	$2,999	1.30%	$—	—%	$—	—%	$—	—%	$2,999	1.30%
Residential mortgage backed securities issued by U.S. Agencies	4,746	1.51%	12,932	1.56%	6,808	1.67%	253	2.93%	24,739	1.60%
Commercial mortgage backed securities issued by U.S. Agencies	129	3.16%	534	3.13%	3,163	3.39%	669	3.20%	4,495	3.32%
Total Securities Available for sale	$7,874	1.46%	$13,466	1.62%	$9,971	2.22%	$922	3.13%	$32,233	1.81%
The table below indicates, as of December 31, 2018, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2018
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$—	$—	$2,980	$(19)	$2,980	$(19)
Residential mortgage backed securities issued by U.S. Agencies	361	(3)	23,299	(1,020)	23,660	(1,023)
Commercial mortgage backed securities issued by U.S. Agencies	999	(1)	—	—	999	(1)
Total	$1,360	$(4)	$26,279	$(1,039)	$27,639	$(1,043)
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

Loans
The following table sets forth the composition, by loan category, of our loan portfolio at December 31, 2018, 2017, 2016, 2015 and 2014:

	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$444,441	40.6%	$394,493	37.1%	$333,376	35.2%	$347,300	40.3%	$301,746	36.0%
Commercial real estate loans – owner occupied	211,645	19.3%	214,365	20.1%	214,420	22.7%	195,554	22.7%	212,515	25.4%
Commercial real estate loans – all other	226,441	20.7%	228,090	21.4%	173,223	18.3%	146,641	17.0%	146,676	17.5%
Residential mortgage loans – multi-family	97,173	8.9%	114,302	10.7%	130,930	13.8%	81,487	9.5%	95,276	11.4%
Residential mortgage loans – single family	21,176	1.9%	24,848	2.3%	34,527	3.6%	52,072	6.0%	64,326	7.7%
Construction and land development loans	38,496	3.5%	34,614	3.3%	18,485	2.0%	10,001	1.2%	7,745	0.9%
Consumer loans	54,514	5.0%	53,918	5.1%	41,563	4.4%	28,663	3.3%	9,687	1.2%
Total loans	1,093,886	100.0%	1,064,630	100.0%	946,524	100.0%	861,718	100.0%	837,971	100.0%
Deferred fee (income) costs, net	2,860		2,767		1,802		731		59
Allowance for loan and lease losses	(13,506)		(14,196)		(16,801)		(12,716)		(13,833)
Loans, net	$1,083,240		$1,053,201		$931,525		$849,733		$824,197
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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at December 31, 2018:

	December 31, 2018
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$68,210	$26,877	$123,678	$218,765
Fixed rate	3,406	70,542	183,869	257,817
Commercial loans
Floating rate	128,513	184,719	34,042	347,274
Fixed rate	21,933	38,702	36,532	97,167
Total	$222,062	$320,840	$378,121	$921,023

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $118.3 million and $54.5 million, respectively, at December 31, 2018.

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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at December 31, 2018, 2017, 2016, 2015 and 2014:

	At December 31, 2018	At December 31, 2017	At December 31, 2016	At December 31, 2015	At December 31, 2014
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$3,352	$3,222	$20,330	$12,284	$16,182
Commercial real estate	831	2,461	4,346	10,083	4,288
Residential real estate	—	171	221	1,148	1,472
Construction and land development	—	—	—	1,618	2,111
Consumer	43	56	—	—	—
Total nonaccrual loans	$4,226	$5,910	$24,897	$25,133	$24,053
Loans past due 90 days and still accruing interest:
Commercial loans	$1,278	$—	$—	$—	$—
Total loans past due 90 days and still accruing interest(1)	$1,278	$—	$—	$—	$—
Other real estate owned (OREO):
Commercial loans	$1,173	$—	$—	$—	$—
Residential real estate	$—	$—	—	650	962
Construction and land development	—	—	—	—	630
Total other real estate owned	$1,173	$—	$—	$650	$1,592
Other nonperforming assets:
Other foreclosed assets	91	36	—	—	—
Total nonperforming assets(2)	$5,490	$5,946	$24,897	$25,783	$25,645
Restructured loans:
Accruing loans	$—	$450	$—	$724	$11,084
Nonaccruing loans (included in nonaccrual loans above)	—	809	8,931	20,070	5,935
Total restructured loans	$—	$1,259	$8,931	$20,794	$17,019

(1)	This amount represents one loan relationship. Subsequent to December 31, 2018, this balance was paid off.

(2)	Excludes loans past due 90 days and still accruing interest.
As the above table indicates, total nonperforming assets decreased by approximately $456 thousand, or 7.7%, to $5.5 million as of December 31, 2018 from $5.9 million as of December 31, 2017. The increase in our non-performing loans resulted primarily from $3.1 million of payoffs or paydowns on our nonaccrual loans, the transfer to OREO of $1.3 million, the transfer to other assets of $91 thousand, $814 thousand of loans that returned to accrual status and charge-offs of $1.6 million during the year ended December 31, 2018, partially offset by additions totaling $5.3 million during the same period. The increase in our OREO owned balance from December 31, 2017 related to the foreclosure of two residential properties securing a commercial loan during the year ended December 31, 2018, partially offset by the sale of one of the two properties during the year ended December 31, 2018 for a gain on sale of $29 thousand. The increase in our other foreclosed assets balance from December 31,

2017 related to the addition of three automobiles for $91 thousand, partially offset by the sale of an automobile for $36 thousand during the year ended December 31, 2018.
Information Regarding Impaired Loans. At December 31, 2018, loans deemed impaired totaled $4.2 million as compared to $6.4 million at December 31, 2017. We had an average investment in impaired loans of $5.7 million for the year ended December 31, 2018 as compared to $16.4 million for the year ended December 31, 2017. The interest that would have been earned during the year ended December 31, 2018 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $362 thousand.
The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with ASC 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at December 31, 2018 and December 31, 2017:

	December 31, 2018			December 31, 2017
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$—	$—	—%	$450	$7	1.6%
Impaired loans without specific reserves	4,226	—	—	5,910	—	—
Total impaired loans	$4,226	$—	—%	$6,360	$7	0.1%
The $2.1 million decrease in impaired loans to $4.2 million at December 31, 2018 from $6.4 million at December 31, 2017 was primarily attributable to $3.2 million in principal payments, $678 thousand transferred to performing loans, $1.4 million transferred to OREO, $76 thousand transferred to other assets and $2.8 million charged-off during the year ended December 31, 2018 partially offset by additions of $6.0 million to impaired loans during the same period. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at December 31, 2018, no specific reserves were required on our impaired loans and that all impaired loans were well secured and adequately collateralized with no specific reserves required.
Allowance for Loan and Lease Losses. The ALLL totaled $13.5 million, representing 1.23% of loans outstanding, at December 31, 2018, as compared to $14.2 million, or 1.33% of loans outstanding, at December 31, 2017.
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
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the years ended December 31, 2018, 2017, 2016, 2015 and 2014.

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL for the year ended December 31, 2018:
Balance at beginning of year	$9,155	$2,906	$650	$1,043	$442	$14,196
Charge offs	(2,757)	—	—	(8)	—	(2,765)
Recoveries	1,959	69	—	47	—	2,075
Provision	(286)	668	(224)	208	(366)	—
Balance at end of year	$8,071	$3,643	$426	$1,290	$76	$13,506
Allowance for loan and lease losses as a percentage of average total loans						1.26%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.23%
Ratio of net charge-offs to average loans outstanding during the period						0.06%
ALLL for the year ended December 31, 2017:
Balance at beginning of year	$11,276	$4,226	$343	$642	$314	$16,801
Charge offs	(4,124)	(432)	—	(179)	—	(4,735)
Recoveries	1,852	72	27	179	—	2,130
Provision	151	(960)	280	401	128	—
Balance at end of year	$9,155	$2,906	$650	$1,043	$442	$14,196
Allowance for loan and lease losses as a percentage of average total loans						1.42%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.33%
Ratio of net charge-offs to average loans outstanding during the period						0.26%
ALLL for the year ended December 31, 2016:
Balance at beginning of year	$6,639	$5,109	$282	$686	$—	$12,716
Charge offs	(15,390)	(1,119)	—	(540)	—	(17,049)
Recoveries	1,189	1	57	17	—	1,264
Provision	18,838	235	4	479	314	19,870
Balance at end of year	$11,276	$4,226	$343	$642	$314	$16,801
Allowance for loan and lease losses as a percentage of average total loans						1.96%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.78%
Ratio of net charge-offs to average loans outstanding during the period						1.84%
ALLL for the year ended December 31, 2015:
Balance at beginning of year	$7,670	$5,133	$296	$734	$—	$13,833
Charge offs	(2,643)	—	(85)	(199)	—	(2,927)
Recoveries	1,798	4	—	8	—	1,810
Provision	(186)	(28)	71	143	—	—
Balance at end of year	$6,639	$5,109	$282	$686	$—	$12,716
Allowance for loan and lease losses as a percentage of average total loans						1.54%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.48%
Ratio of net charge-offs to average loans outstanding during the period						0.13%
ALLL for the year ended December 31, 2014:
Balance at beginning of year	$5,812	$4,517	$165	$864	$—	$11,358
Charge offs	(551)	—	—	(102)	—	(653)
Recoveries	1,467	76	—	85	—	1,628
Provision	942	540	131	(113)	—	1,500
Balance at end of year	$7,670	$5,133	$296	$734	$—	$13,833
Allowance for loan and lease losses as a percentage of average total loans						1.73%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.65%
Ratio of net charge-offs to average loans outstanding during the period						(0.12)%

The ALLL decreased $690 thousand from December 31, 2017 to December 31, 2018 primarily as a result of a decrease in our classified loan portfolio during the year ended December 31, 2018, which was partially offset by charge-offs exceeding recoveries and new loan growth during that same period. The reserve for loan losses may include an unallocated amount based upon our judgment as to possible credit losses inherent in the loan portfolio that may not have been captured by historical loss experience, qualitative factors, or specific evaluations of impaired loans. Unallocated reserves may be adjusted for factors including, but not limited to, unexpected or unusual events, volatile market and economic conditions, effects of changes or seasoning in methodologies, regulatory guidance and recommendations, or other factors that may impact borrower operating conditions and loss expectations. Management’s judgment as to unallocated reserves is determined in the context of, but separate from, the historical loss trends and qualitative factors described above. The unallocated reserve for loan losses of $76 thousand at December 31, 2018 has decreased $366 thousand from the balance at December 31, 2017, primarily due to charge-offs during the year ended December 31, 2018.  Management believes that the amount of unallocated reserve for loan losses is appropriate and will continue to evaluate it on an ongoing basis.
We classify our loan portfolios using asset quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses below in Item 8, provides a summary of loans by portfolio type and asset quality ratings as of December 31, 2018 and December 31, 2017. Loans totaled approximately $1.1 billion at December 31, 2018, an increase of $29.3 million from $1.1 billion at December 31, 2017. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2017 and December 31, 2018:

•
Loans rated “Pass” totaled $1.1 billion, an increase of $35.8 million from $1.0 billion at December 31, 2017. The increase was primarily attributable to new loan growth and upgrades of $1.3 million and $3.2 million from “Special Mention” and “Substandard”, respectively, partially offset by the sale of $15.1 million of loans during the second quarter of 2018, downgrades to “Special Mention” and “Substandard” of $12.8 million and $1.7 million, respectively, and paydowns of principal payments.

•
Loans rated “Special Mention” totaled $15.3 million, a decrease of $2.1 million from $17.4 million at December 31, 2017. The decrease was primarily the result of $10.5 million downgraded to “Substandard”, $3.0 million of payoffs and principal payments, $1.3 million upgraded to “Pass”, and $71 thousand of loans charged-off, partially offset by $12.8 million downgraded from “Pass.”

•
Loans rated “Substandard” totaled $6.7 million, a decrease of $4.1 million from $10.8 million at December 31, 2017. This decrease was primarily the result of $10.3 million in principal payments, upgrades of $3.2 million to “Pass”, $1.2 million transferred to OREO and $1.8 million of loans charged-off; partially offset by $1.7 million and $6.0 million downgraded from “Pass” and “Special Mention”, respectively.

•	Loans rated “Doubtful” totaled $0, a decrease of $366 thousand from $366 thousand at December 31, 2017. This decrease was the result of a commercial loan of $366 thousand transferred to OREO.
Our loss migration analysis currently utilizes a series of nineteen staggered 16-quarter migration periods, which was increased during the second quarter of 2015 from four staggered 16-quarter migration periods in order to broaden the loss experience incorporated into the analysis. As a result, for purposes of determining applicable loss factors at December 31, 2018, our migration analysis covered the period from December 31, 2013 to December 31, 2017. We believe this was consistent with and reasonably reflects current economic conditions, portfolio trends and the risks that were inherent in our loan portfolio at December 31, 2018.
The table below sets forth loan delinquencies, by quarter, from December 31, 2018 to December 31, 2017.

	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$4,273	$2,669	$2,669	$1,385	$2,125
Commercial real estate	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Land development loans	—	—	—	—	—
	4,273	2,669	2,669	1,385	2,125
30-89 days:
Commercial loans	3,705	6,357	6,798	100	1,387
Commercial real estate	831	4,720	3,870	1,746	936
Residential mortgages	—	—	—	—	—
Consumer loans	13	—	—	18	—
	4,549	11,077	10,668	1,864	2,323
Total Past Due(1)(2):	$8,822	$13,746	$13,337	$3,249	$4,448

(1)	Past due balances include nonaccrual loans.

(2)	Subsequent to December 31, 2018, we received principal payments of $7.6 million from two loan relationships.
As the above table indicates, total past due loans increased by $4.4 million, or 98.3%, to $8.8 million at December 31, 2018 from $4.4 million at December 31, 2017. Loans past due 90 days or more increased by $2.1 million, or 101.1%, to $4.3 million at December 31, 2018, from $2.1 million at December 31, 2017 primarily resulting from $4.3 million of additions of delinquent loans, partially offset by $1.2 million transferred to OREO, $809 thousand of payoffs and $140 thousand charged off.
Loans 30-89 days past due increased by $2.2 million, or 95.8%, to $4.5 million at December 31, 2018 from $2.3 million at December 31, 2017 primarily attributable to additions of delinquent loans of $4.6 million, partially offset by $1.9 million of payoffs, $150 thousand brought current and $240 thousand that moved to 90 days or more past due.

Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018		2017		2016
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$348,923	—	$326,105	—	$299,447	—
Interest-bearing checking accounts	69,841	0.52%	87,771	0.40%	60,024	0.27%
Money market and savings deposits	412,366	1.54%	334,703	0.85%	327,401	0.63%
Time deposits(1)	315,189	1.70%	298,531	1.26%	263,569	0.99%
Total deposits	$1,146,319	1.05%	$1,047,110	0.66%	$950,441	0.51%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Deposit Totals
Deposits totaled $1.1 billion at December 31, 2018 as compared to $1.1 billion at December 31, 2017. The following table provides information regarding the mix of our deposits at December 31, 2018 and December 31, 2017:

	At December 31, 2018		At December 31, 2017
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Core deposits
Noninterest bearing demand deposits	$340,406	30.0%	$338,273	29.7%
Savings and other interest-bearing transaction deposits	524,499	46.2%	439,784	38.6%
Time deposits	271,097	23.9%	361,336	31.7%
Total deposits	$1,136,002	100.0%	$1,139,393	100.0%
Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $244.2 million, or 21.5%, of total deposits at December 31, 2018, as compared to $330.5 million, and 29.0%, of total deposits at December 31, 2017.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$7,074	$60,802	$8,674	$77,981
Over three and through six months	5,162	64,020	5,532	47,652
Over six and through twelve months	9,936	80,212	10,391	90,470
Over twelve months	4,710	39,181	6,214	114,422
Total	$26,882	$244,215	$30,811	$330,525

Liquidity
We actively manage our liquidity needs to ensure that sufficient funds are available to meet our needs for cash, including to fund new loans to and deposit withdrawals by our customers. We project the future sources and uses of funds and maintain liquid funds for unanticipated events. Our primary sources of cash include cash we have on deposit at other financial institutions, payments from borrowers on their loans, proceeds from sales or maturities of securities held for sale, increases in deposits and increases in borrowings principally from the FHLB. The primary uses of cash include funding new loans and making advances on existing lines of credit, purchasing investments, including securities available for sale, funding deposit withdrawals and paying operating expenses. We maintain funds in overnight federal funds and other short-term investments to provide for short-term liquidity needs. We also have obtained credit lines from the FHLB and other financial institutions to meet any additional liquidity requirements we might have. See "—Contractual Obligations—Borrowings" below for additional information related to our borrowings from the FHLB.
Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and FHLB stock) totaled $202.2 million, which represented 15% of total assets, at December 31, 2018. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future.
Cash Flow Provided by Operating Activities. In 2018, operating activities provided net cash of $17.3 million primarily attributable to our net income of $27.3 million, partially offset by a non-cash recognition of $11.1 million in our deferred tax asset, which resulted from the full release of our valuation allowance. In 2017, operating activities provided net cash of $10.6 million primarily attributable to net income of $10.4 million.
Cash Flow Used in Investing Activities. In 2018, investing activities used net cash of $24.0 million, primarily attributable to $32.3 million used to fund an increase in loans and $5.2 million used to purchase securities available for sale and other stock, partially offset by $6.9 million of cash provided from the sale of debt securities available for sale and equity securities and $6.0 million of cash from maturities of and principal payments on securities available for sale. In 2017, investing activities used net cash of $115.5 million, primarily attributable to $120.2 million used to fund an increase in loans and $3.4 million used to purchase securities available for sale and other stock, partially offset by $6.8 million of cash from maturities of and principal payments on securities available for sale.
Cash Flow Provided by Financing Activities. In 2018, financing activities used net cash of $3.7 million, consisting primarily of a $5.5 million net decrease in interest bearing deposits, which resulted from a decision to decrease our reliance on certificates of deposit, and a $727 thousand net decrease in borrowings, partially offset by a $2.1 million net increase in noninterest bearing deposits. In 2017, financing activities provided net cash of $164.3 million, consisting primarily of a $5.7 million net increase in noninterest bearing deposits and a $132.4 million net increase in interest bearing deposits, which resulted from a decision to increase our liquidity, and a $25.0 million net increase in borrowings.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At December 31, 2018 and 2017, the loan-to-deposit ratio was 96% and 93%, respectively.

Capital Resources

Regulatory Capital Requirements Applicable to Banking Institutions
Under federal banking regulations that apply to all United States-based bank holding companies over $3 billion in total assets and all federally insured banks, the Bank (on a stand-alone basis) must meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items, calculated under regulatory accounting practices. The Company (on a consolidated basis) is below the reporting threshold of $3 billion in total assets and therefore exempt from these capital adequacy requirements. These regulations place a banking institution into one of five capital categories based on its regulatory capital ratios:

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital, common equity Tier 1 capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe that, as of December 31, 2018, the Bank met all capital adequacy requirements to which it was subject and has not been notified by any regulatory agency that would require the Bank to maintain additional capital.
The actual capital amounts and ratios of the Bank at December 31, 2018 are presented in the following table:

			Applicable Federal Regulatory Requirement
At December 31, 2018	Actual Capital		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Bank	160,372	13.0%	106,072	At least 8.625	$122,982	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Bank	146,516	11.9%	63,028	At least 5.125	79,938	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Bank	146,516	11.9%	81,475	At least 6.625	$98,385	At least 8.0
Tier 1 Capital to Average Assets:
Bank	146,516	10.8%	54,403	At least 4.0	$68,004	At least 5.0
As the above table indicates, at December 31, 2018, the Bank (on a stand-alone basis) had capital ratios exceeding the minimums required to be qualified as a “well-capitalized” institution under federally mandated capital standards and federally established prompt corrective action regulations.
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At December 31, 2018, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution under the capital adequacy guidelines described above.

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
The principal source of cash available to a bank holding company consists of cash dividends from its bank subsidiaries. There are currently several restrictions on the Bank’s ability to pay us cash dividends. Government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limits the amount of funds that the Bank is permitted to dividend to us. Further, Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company. We have committed to obtaining approval from the FRB and the CDBO prior to Bancorp paying any dividends, or making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. There can be no assurance that our regulators will approve such payments or dividends in the future. Refer to “Supervision and Regulation” above in Item 1 and Note 14, Shareholders' Equity in the notes to our consolidated financial statements for more detail regarding the regulatory restrictions on our and the Bank's ability to pay dividends.

Off Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At December 31, 2018 and 2017, we were committed to fund certain loans including letters of credit amounting to approximately $302 million and $295 million, respectively.
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

Contractual Obligations
The following table summarizes the contractual obligations as of December 31, 2018:

	Maturity/Obligation by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Dollars in thousands)
Deposits	$1,136,002	$1,092,111	$31,711	$12,180	$—
FHLB Borrowings	40,000	40,000	—	—	—
Junior Subordinated Debentures	17,527	—	—	—	17,527
Operating Leases	4,657	2,398	1,589	670	—
Total	$1,198,186	$1,134,509	$33,300	$12,850	$17,527
The table above excludes unrecognized tax benefits because we are unable to reasonably estimate the period during which these obligations may be incurred, if at all.
FHLB Borrowings. As of December 31, 2018, we had $40.0 million of outstanding borrowings obtained from the FHLB. The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 2.54% for the year ended December 31, 2018.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
10,000	2.31%	January 15, 2019
10,000	2.55%	March 4, 2019
10,000	2.66%	May 28, 2019
10,000	2.65%	June 26, 2019
At December 31, 2018, $807 million of loans were pledged to secure our FHLB borrowings and to support our unfunded borrowing capacity. At December 31, 2018, we had unused borrowing capacity of $365 million with the FHLB.

The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2018 was $40.9 million, which consisted primarily of borrowings from the FHLB. By comparison, the highest amount of borrowings outstanding at any month end in 2017 consisted primarily of $40.9 million of borrowings from the FHLB.
Junior Subordinated Debentures. Pursuant to rulings of the FRB, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At December 31, 2018, we had outstanding approximately $17.5 million principal amount of the Debentures.
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
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. As of December 31, 2018, we were current on all interest payments. We have committed to obtaining approval from the FRB and the CDBO prior to making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. There can be no assurance that our regulators will approve such payments in the future.
Operating Lease Obligations. We lease certain facilities and equipment under various non-cancelable operating leases, which include escalation clauses ranging between 2% and 6% per annum. Future minimum non-cancelable lease commitments, were as follows:

At December 31, 2018
(Dollars in thousands)
2019	$2,398
2020	1,242
2021	347
2022	218
2023 and beyond	452
Total	$4,657
Maturing Time Certificates of Deposits. Set forth below is a maturity schedule, as of December 31, 2018, of time certificates of deposit of $100,000 or more:

At December 31, 2018
(In thousands)
2019	$205,034
2020	26,333
2021	1,647
2022	9,545
2023 and beyond	1,656
Total	$244,215

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Pacific Mercantile Bancorp

Opinion on the Internal Control Over Financial Reporting
We have audited Pacific Mercantile Bancorp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements, and our report dated March 11, 2019, expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP
Irvine, CA
March 11, 2019

ITEM 8.	FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Pacific Mercantile Bancorp

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Pacific Mercantile Bancorp[and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2019, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

/s/ RSM US LLP
We have served as the Company’s auditor since 2014.

Irvine, CA
March 11, 2019

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except for per share data)

	December 31,
	2018	2017
ASSETS
Cash and due from banks	$13,250	$12,198
Interest bearing deposits with financial institutions	174,468	186,010
Cash and cash equivalents	187,718	198,208
Interest-bearing time deposits with financial institutions	2,420	2,920
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,822	8,107
Securities available for sale, at fair value	31,231	39,738
Loans (net of allowances of $13,506 and $14,196, respectively)	1,083,240	1,053,201
Other real estate owned	1,173	—
Accrued interest receivable	4,003	3,872
Premises and equipment, net	1,039	1,094
Net deferred tax assets	10,935	—
Other assets	18,757	15,464
Total assets	$1,349,338	$1,322,604
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$340,406	$338,273
Interest-bearing	795,596	801,120
Total deposits	1,136,002	1,139,393
Borrowings	40,000	40,866
Accrued interest payable	361	397
Other liabilities	14,074	11,545
Junior subordinated debentures	17,527	17,527
Total liabilities	1,207,964	1,209,728
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, no par value, 1,467,155 shares authorized:
Series A Non-Voting Preferred Stock, no par value, 1,467,155 shares authorized at December 31, 2018 and 0 shares authorized at December 31, 2017; 1,467,155 shares issued and outstanding at December 31, 2018 and 0 shares issued and outstanding at December 31, 2017	8,480	—
Common stock, no par value, 85,000,000 shares authorized; 21,916,195 and 23,232,515 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	143,466	150,689
Accumulated deficit	(9,428)	(36,670)
Accumulated other comprehensive loss	(1,144)	(1,143)
Total shareholders’ equity	141,374	112,876
Total liabilities and shareholders’ equity	$1,349,338	$1,322,604
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)

	Year Ended December 31,
	2018	2017	2016
Interest income:
Loans, including fees	$57,626	$48,957	$38,580
Securities available for sale and stock	1,160	1,237	1,578
Interest-bearing deposits with financial institutions	3,756	1,379	842
Total interest income	62,542	51,573	41,000
Interest expense:
Deposits	12,070	6,958	4,820
Borrowings	1,550	873	657
Total interest expense	13,620	7,831	5,477
Net interest income	48,922	43,742	35,523
Provision for loan and lease losses	—	—	19,870
Net interest income after provision for loan and lease losses	48,922	43,742	15,653
Noninterest income
Service fees on deposits and other banking services	1,549	1,347	1,093
Net gain (loss) on sale of securities available for sale	48	(4)	—
Net gain on sale of small business administration loans	—	—	40
Net loss on sale of other assets	(4)	(37)	(527)
Other noninterest income	3,042	3,068	2,331
Total noninterest income	4,635	4,374	2,937
Noninterest expense
Salaries and employee benefits	23,749	22,977	21,817
Occupancy	2,388	2,605	3,061
Equipment and depreciation	1,802	1,687	1,802
Data processing	1,681	1,479	1,271
FDIC expense	927	1,073	950
Other real estate owned expense, net	123	—	(70)
Professional fees	2,468	4,215	4,046
Business development	946	729	795
Loan related expense	769	456	375
Insurance	248	221	291
Other operating expense	1,869	2,316	2,063
Total noninterest expense	36,970	37,758	36,401
Income before income taxes	16,587	10,358	(17,811)
Income tax (benefit) provision	(10,752)	(91)	16,832
Net income (loss) allocable to common shareholders	$27,339	$10,449	$(34,643)
Basic income (loss) per common share:
Net income (loss) allocable to common shareholders	$1.17	$0.45	$(1.51)
Diluted income (loss) per common share:
Net income (loss) allocable to common shareholders	$1.16	$0.45	$(1.51)
Weighted average number of common shares outstanding:
Basic	22,788,164	23,071,671	22,802,439
Diluted	23,527,183	23,312,292	22,958,644
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$27,339	$10,449	$(34,643)
Other comprehensive (loss) income, net of tax:
Change in unrealized holding (loss) gain on securities available for sale	(50)	695	(1,032)
Less: Reclassification adjustment for change in accounting principle	(97)	—	—
Less: Reclassification adjustment for net gains (losses) included in net income	48	(4)	—
Net unrealized holding (loss) gain on securities available for sale	(1)	699	(1,032)
Total comprehensive income (loss)	$27,338	$11,148	$(35,675)
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
For the Three Years Ended December 31, 2018

	Series A Non-Voting Preferred stock		Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2015	—	$—	22,820	$147,202	$(12,476)	$(810)	$133,916
Issuance of restricted stock, net			90				—
Tax effect from vesting of restricted stock			(2)	(16)			(16)
Common stock based compensation expense	—	—	—	1,039	—	—	1,039
Common stock options exercised	—	—	97	455	—	—	455
Net loss	—	—	—	—	(34,643)	—	(34,643)
Other comprehensive loss	—	—	—	—	—	(1,032)	(1,032)
Balance at December 31, 2016	—	$—	23,005	$148,680	$(47,119)	$(1,842)	$99,719
Issuance of restricted stock, net	—	—	22	—	—	—	—
Common Stock based compensation expense	—	—	—	796	—	—	796
Common stock options exercised	—	—	206	1,213	—	—	1,213
Net income	—	—	—	—	10,449	—	10,449
Other comprehensive income	—	—	—	—	—	699	699
Balance at December 31, 2017	—	$—	23,233	$150,689	$(36,670)	$(1,143)	$112,876
Exchange of common stock for Series A Non-Voting Preferred Stock	1,467	8,480	(1,467)	(8,480)	—	—	—
Implementation of ASU 2016-01	—	—	—	—	(97)	—	(97)
Issuance of restricted stock, net	—	—	75	—	—	—	—
Common stock based compensation expense	—	—	—	885	—	—	885
Common stock options exercised	—	—	75	372	—	—	372
Net income	—	—	—	—	27,339	—	27,339
Other comprehensive loss	—	—	—	—	—	(1)	(1)
Balance at December 31, 2018	1,467	$8,480	21,916	$143,466	$(9,428)	$(1,144)	$141,374
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$27,339	$10,449	$(34,643)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	405	428	485
Provision for loan and lease losses	—	—	19,870
Amortization of premium on securities	179	221	283
Net (gain) loss on sale of securities available for sale	(48)	4	—
Other	59	—	—
Net amortization of deferred fees and unearned income on loans	50	(388)	(349)
Net gain on sales of other real estate owned	(29)	—	(107)
Net gain on sale of premises and equipment	—	(2)	—
Net loss on sale of other assets	4	37	527
Net gain on sale of small business administration loans	—	—	(40)
Small business administration loan originations	—	—	(806)
Proceeds from sale of small business administration loans	—	—	840
Write down of other real estate owned	102	—	—
Stock-based compensation expense	885	796	1,039
Tax effect of restricted stock vesting	—	—	(16)
Changes in operating assets and liabilities:
Net increase in accrued interest receivable	(131)	(1,170)	(436)
Net (increase) decrease in other assets	(3,193)	(4,376)	144
Net (increase) decrease in deferred taxes	(11,077)	—	16,837
Net decrease (increase) in income taxes receivable	226	(215)	681
Net (decrease) increase in accrued interest payable	(36)	196	(54)
Net increase in other liabilities	2,529	4,603	91
Net cash provided by operating activities	17,264	10,583	4,346
Cash Flows From Investing Activities:
Net decrease in interest-bearing time deposits with financial institutions	500	749	996
Maturities of and principal payments received on securities available for sale and other stock	5,978	7,247	8,193
Purchase of securities available for sale and other stock	(5,215)	(3,350)	—
Proceeds from sale of securities available for sale and other stock	6,883	382	—
Principal payments received on other investments	17	—	—
Purchase of other investments	(364)	(227)	(385)
Proceeds from sale of other real estate owned	827	—	757
Net increase in loans	(32,316)	(120,205)	(101,331)
Proceeds from sale of other assets	32	141	33
Purchases of premises and equipment	(350)	(265)	(600)
Proceeds from sale of premises and equipment	—	2	—
Net cash used in investing activities	(24,008)	(115,526)	(92,337)
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(3,391)	138,093	107,460
Proceeds from borrowings	71,000	70,000	15,000
Payments of borrowings	(71,727)	(45,000)	(10,000)
Proceeds from exercise of common stock options	372	1,213	455
Net cash (used in) provided by financing activities	(3,746)	164,306	112,915
Net (decrease) increase in cash and cash equivalents	(10,490)	59,363	24,924
Cash and Cash Equivalents, beginning of period	198,208	138,845	113,921
Cash and Cash Equivalents, end of period	$187,718	$198,208	$138,845
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$13,656	$7,635	$5,531
Cash paid for income taxes	$99	$123	$12
 The accompanying notes are an integral part of these consolidated financial statements.

(Dollars in thousands)	Year Ended December 31,
	2018	2017	2016
Non-Cash Investing Activities:
Transfer of loans into other real estate owned	$1,346	$—	$—
Transfer of loans into other assets	$15	$217	$—
Participation sold accounted for as other borrowings	$—	$866	$—
Impact of change in accounting principle	$97	$—	$—
Assumption of debt upon foreclosure of property	$727	$—	$—
Non-Cash Financing Activities:
Exchange of common stock for preferred stock	$8,480	$—	$—
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
During the third quarter of 2018, PMBC dissolved its wholly-owned subsidiary, PM Asset Resolution, Inc. ("PMAR"), which was established for the purpose of purchasing certain non-performing loans and other real estate from the Bank and thereafter collecting or disposing of those assets. Prior to PMAR being dissolved, all assets were liquidated and returned to PMBC.
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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires us to make certain estimates and assumptions that could affect the reported amounts of certain of our assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of our revenues and expenses during the reporting periods. Material estimates that are particularly susceptible to changes in the near term relate primarily to our determinations of the allowance for loan and lease losses (“ALLL”), the fair values of securities available for sale, and the determination of a valuation allowance pertaining to deferred tax assets. If circumstances or financial trends on which those estimates were based were to change in the future or there were to occur any currently unanticipated events affecting the amounts of those estimates, our future financial position or results of operations could differ, possibly materially, from those expected at the current time.
Principles of Consolidation
Our consolidated financial statements for the years ended December 31, 2018, 2017 and 2016 include the accounts of PMBC, the Bank and PMAR. All significant intercompany balances and transactions were eliminated in consolidation.
Cash and Cash Equivalents
For purposes of the statements of cash flow, cash and cash equivalents consist of cash and due from banks, interest bearing demand deposits with the FRBSF, federal funds sold and interest-bearing deposits, with original maturities of 90 days or less, with financial institutions. Generally, federal funds are sold for one-day periods. As of December 31, 2018 and 2017, the Bank maintained required reserves with FRBSF of approximately $727,000 and $1,175,000, respectively, which are included in cash and due from banks in the accompanying consolidated statements of financial condition.
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
An ALLL is established by means of a provision for loan and lease losses that is charged against income. If we conclude that the collection, in full, of the carrying amount of a loan has become unlikely, the loan, or the portion thereof that is believed to be uncollectible, is charged against the ALLL. We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers and the history of the performance of the loan portfolio in determining the adequacy of the ALLL. Additionally, as the volume of loans increases, additional provisions for loan losses may be required to maintain the allowance at levels deemed adequate. Moreover, if economic conditions were to deteriorate, causing the risk of loan losses to increase, it would become necessary to increase the allowance to an even greater extent, which would necessitate additional provisions that would be charged to income. We also evaluate the unfunded portion of loan commitments and establish a loss reserve, included in other liabilities, for such unfunded commitments through a charge against noninterest expense. The loss reserve for unfunded loan commitments was $350,000 at December 31, 2018 and 2017.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Investment in Unconsolidated Subsidiaries
Investment in unconsolidated subsidiaries is stated at cost. The unconsolidated subsidiaries are comprised of two grantor trusts established in 2002 and 2004 in connection with our issuance of subordinated debentures in each of those years. Prior to 2004, we organized two business trusts, under the names PMB Statutory Trust III and PMB Capital Trust III, to facilitate our issuance of $7.2 million and $10.3 million, respectively, principal amount of junior subordinated debentures with maturity dates in 2032 and 2034, respectively. The principal amounts remain outstanding as of December 31, 2018.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Stock Option Plans
We follow Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 718-10, Share-Based Payment, which requires entities that grant stock options or other equity compensation awards to employees to recognize in their financial statements the fair values of those options or share awards as compensation cost over their requisite service (vesting) periods of those options or share awards. Since stock-based compensation cost that is recognized in the statements of operations is to be determined based on the equity compensation awards that we expect will ultimately vest, that compensation expense is reduced for any forfeitures of unvested options or unvested share awards that typically occur due primarily to terminations of employment of optionees or recipients of such share awards. In accordance with Accounting Standard Update (“ASU”) 2016-09, forfeitures are recognized as they occur instead of applying an estimated forfeiture rate to each grant, which was the previous practice. For purposes of the determination of stock-based compensation expense for the year ended December 31, 2018, we recognized actual forfeitures of 7,150 and 6,490 shares subject to the stock option and restricted stock awards that were granted to officers and other employees, respectively.
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
Segment Reporting
During the years ended December 31, 2018, 2017 and 2016, we had one reportable segment, which was our commercial banking division, and one non-reportable segment which was our discontinued operations related to our mortgage banking division. In connection with our exit from the mortgage banking business in 2013, the revenues and expenses of our mortgage banking division have been classified as discontinued operations for all periods presented.
Recent Accounting Pronouncements

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability measured on a discounted basis and a right-of-use asset a specified asset for the lease term. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged and the accounting for sale and leaseback transactions were simplified. This guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We will adopt this guidance on January 1, 2019. We expect to elect all of the new standard’s available transition practical expedients. We expect that this standard will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our office and equipment operating leases; and (2) providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption. On adoption, we currently expect to recognize additional operating liabilities of approximately $11 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We expect an impact of approximately $200 thousand to our beginning retained earnings. The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for our equipment leases.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the measurement of all expected credit losses for financial assets held at the reporting date, based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
FHLB and FRBSF Stock. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF. During the year ended December 31, 2017, we purchased 378 shares, or $38 thousand, of FHLB stock and 6,334 shares, or $317 thousand, of FRBSF stock. During the year ended December 31, 2018, we purchased $315 thousand, or 3,143 shares of FHLB stock and 8,020 shares, or $401 thousand, of FRBSF stock. No shares of FHLB stock or FRBSF stock were called during the year ended December 31, 2018. During the year ended December 31, 2017, 8,354 shares, or $418 thousand, of FRBSF stock was called. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Debt securities available for sale
U.S. Treasury securities	$2,980	$—	$2,980	$—
Commercial mortgage backed securities issued by U.S. Agencies	4,534	—	4,534	—
Residential mortgage backed securities issued by U.S. agencies	23,717	—	23,717	—
Total debt securities available for sale at fair value	$31,231	$—	$31,231	$—

	At December 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Debt securities available for sale
U.S. Treasury securities	$2,971	$—	$2,971	$—
Residential mortgage backed securities issued by U.S. agencies	30,122	—	30,122	—
Asset-backed security (1)	1,741	—	—	1,741
Total debt securities available for sale	34,834	—	33,093	1,741
Equity securities
Mutual funds (1)	4,904	4,904	—	—
Total debt and equity securities available for sale at fair value	$39,738	$4,904	$33,093	$1,741

(1)	These investments were sold during the year ended December 31, 2018. Refer to Note 4, Investments for further detail regarding these sales.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the year ended December 31, 2018:

Asset Backed Securities
(Dollars in thousands)
Balance of recurring Level 3 instruments at December 31, 2017	$1,741
Total gains or losses (realized/unrealized):
Included in earnings-realized	53
Included in other comprehensive income	251
Sales	(2,054)
Settlements	9
Balance of recurring Level 3 instruments at December 31, 2018	$—

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

	At December 31, 2018				At December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value:	(Dollars in thousands)
Impaired loans	$4,226	$—	$—	$4,226	$6,360	$—	$—	$6,360
Other foreclosed assets	91	—	91	—	—	—	—	—
Other real estate owned	1,173	—	1,173	—	—	—	—	—
Total	$5,490	$—	$1,264	$4,226	$6,360	$—	$—	$6,360

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of December 31, 2018, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of December 31, 2018	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
	(Dollars in thousands)
Assets
Impaired loans	4,226	Third-Party Pricing	Discounted cash flow	N/A (2)
	$4,226

(1)
As part of our process, we obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.

(2)	As of December 31, 2018, there has been no change to our valuation techniques or the types of unobservable inputs used in the calculation of fair value from December 31, 2017.
Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of December 31, 2018 and December 31, 2017, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At December 31, 2018					At December 31, 2017
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$187,718	$187,718	$187,718	$—	$—	$198,208	$198,208	$198,208	—	—
Interest-bearing deposits with financial institutions	2,420	2,420	2,420	—	—	2,920	2,920	2,920	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	8,822	8,822	8,822	—	—	8,107	8,107	8,107	—	—
Loans, net	1,083,240	1,066,147	—	—	1,066,147	1,053,201	1,046,171	—	—	1,046,171
Accrued interest receivable	4,003	4,003	4,003	—	—	3,872	3,872	3,872	—	—
Financial liabilities:
Noninterest bearing deposits	340,406	340,406	340,406	—	—	338,273	338,273	338,273	—	—
Interest-bearing deposits	795,596	794,321	—	794,321	—	801,120	800,169	—	800,169	—
Borrowings	40,000	39,976	—	39,976	—	40,866	41,238	—	41,238	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	361	361	361	—	—	397	397	397	—	—

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at December 31, 2018 and December 31, 2017:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	December 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
U.S. Treasury securities	$2,999	$—	$(19)	$2,980	$2,996	$—	$(25)	$2,971
Commercial mortgage backed securities issued by U.S. Agencies(1)	4,495	40	(1)	4,534	—	—	—	—
Residential mortgage backed securities issued by U.S. Agencies(2)	24,739	1	(1,023)	23,717	30,894	5	(777)	30,122
Asset backed security(3)	—	—	—	—	1,992	—	(251)	1,741
Mutual funds(4)	—	—	—	—	5,000	11	(107)	4,904
Total	$32,233	$41	$(1,043)	$31,231	$40,882	$16	$(1,160)	$39,738

(1)	Secured by first liens on commercial apartment building mortgages.

(2)	Secured by closed-end first liens on 1-4 family residential mortgages.

(3)
Comprised of a security that represented an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies. This investment was sold during the year ended December 31, 2018.

(4)
Consisted primarily of mutual fund investments in closed-end first liens on 1-4 family residential mortgages. As a result of the adoption of ASU 2016-01 effective January 1, 2018, the change in fair value for all equity securities is required to be recorded within the income statement and would no longer be included in this table. However, this investment was sold during the year ended December 31, 2018 so the only impact from the adoption of ASU 2016-01 in 2018 relates to the adjustment to beginning retained earnings for the $97 thousand gross unrealized loss as of December 31, 2017.

At December 31, 2018 and 2017, U.S. agency mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $18.2 million and $22.7 million, respectively, were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at December 31, 2018 and December 31, 2017 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At December 31, 2018 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$7,874	$13,466	$9,971	$922	$32,233
Securities available for sale, estimated fair value	7,663	12,934	9,710	924	31,231
Weighted average yield	1.46%	1.62%	2.22%	3.13%	1.81%

	At December 31, 2017 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost (1)	$5,685	$23,772	$8,956	$2,469	$40,882
Securities available for sale, estimated fair value (1)	5,543	23,253	8,727	2,215	39,738
Weighted average yield (1)	1.49%	1.60%	1.63%	3.86%	1.73%

(1)
Included within these balances are equity securities that consisted primarily of mutual fund investments in closed-end first liens on 1-4 family residential mortgages. As a result of the adoption of ASU 2016-01 effective January 1, 2018, the change in fair value for all equity securities is required to be recorded within the income statement and would no longer be included in this table. However, this investment was sold during the year ended December 31, 2018 so the only impact from the adoption of ASU 2016-01 in 2018 relates to the adjustment to beginning retained earnings for the $97 thousand gross unrealized loss as of December 31, 2017.

During the years ended December 31, 2018 and 2017, we purchased $4.5 million and $3.0 million, respectively, of securities available for sale. No securities available for sale were purchased during the year ended December 31, 2016. During the years ended December 31, 2018 and 2017, we had $2.1 million and $382 thousand, respectively, of proceeds from sales of securities

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

available for sale, for a total net gain of $53 thousand and net loss of $4 thousand, respectively. We had no sales of securities available for sale during the year ended December 31, 2016.
The tables below indicate, as of December 31, 2018 and December 31, 2017, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2018
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$—	$—	$2,980	$(19)	$2,980	$(19)
Commercial mortgage backed securities issued by U.S. Agencies	999	(1)	—	—	999	(1)
Residential mortgage backed securities issued by U.S. Agencies	361	(3)	23,299	(1,020)	23,660	(1,023)
Total	$1,360	$(4)	$26,279	$(1,039)	$27,639	$(1,043)

	Securities with Unrealized Loss at December 31, 2017
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$2,971	$(25)	$—	$—	$2,971	$(25)
Residential mortgage backed securities issued by U.S. Agencies	1,400	(15)	28,241	(762)	29,641	(777)
Asset-backed security	—	—	1,740	(251)	1,740	(251)
Mutual funds (1)	1,485	(15)	2,658	(92)	4,143	(107)
Total	$5,856	$(55)	$32,639	$(1,105)	$38,495	$(1,160)

(1)
Consisted primarily of mutual fund investments in closed-end first liens on 1-4 family residential mortgages. As a result of the adoption of ASU 2016-01 effective January 1, 2018, the change in fair value for all equity securities is required to be recorded within the income statement and would no longer be included in this table. However, this investment was sold during the year ended December 31, 2018 so the only impact from the adoption of ASU 2016-01 in 2018 relates to the adjustment to beginning retained earnings for the $97 thousand gross unrealized loss as of December 31, 2017.

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
Through the impairment assessment process, we determined that there were no available-for-sale debt securities that were other-than-temporarily impaired at December 31, 2018. We recorded no impairment credit losses on available-for-sale debt securities in our consolidated statements of operations for the year ended December 31, 2018 and 2017.
We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of December 31, 2018 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).
Equity Investments Without Readily Determinable Fair Value
As of December 31, 2018, we had two investments in limited partnerships without a readily determinable fair value. As of December 31, 2018, we owned less than 3% of the total investment in each partnership. Under ASU 2016-01, we elected to measure these equity investments using the measurement alternative, which requires that these investments are measured at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. During the year ended ended December 31, 2018, these investments were not impaired and there were no observable price changes. As a result, the balance shown below as of December 31, 2018 represents the cost

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the investments and is included within other assets on the consolidated statements of financial condition. Prior to the adoption of ASU 2016-01, these investments were accounted for under the cost method of accounting and included within other assets on the consolidated statements of financial condition. During the year ended December 31, 2018, we had $364 thousand of capital contributions to these investments, partially offset by $17 thousand return of principal. We had $227 thousand of capital contributions to these investments during the year ended December 31, 2017. As of December 31, 2018 and December 31, 2017, our equity investments without readily determinable fair value were as follows:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Equity investments without readily determinable fair value	$1,240	$893

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$444,441	40.6%	$394,493	37.1%
Commercial real estate loans – owner occupied	211,645	19.3%	214,365	20.1%
Commercial real estate loans – all other	226,441	20.7%	228,090	21.4%
Residential mortgage loans – multi-family	97,173	8.9%	114,302	10.7%
Residential mortgage loans – single family	21,176	1.9%	24,848	2.3%
Construction and land development loans	38,496	3.5%	34,614	3.3%
Consumer loans	54,514	5.0%	53,918	5.1%
Gross loans	1,093,886	100.0%	1,064,630	100.0%
Deferred fee (income) costs, net	2,860		2,767
Allowance for loan and lease losses	(13,506)		(14,196)
Loans, net	$1,083,240		$1,053,201
At December 31, 2018 and 2017, real estate loans of approximately $807 million and $669 million, respectively, were pledged to secure borrowings obtained from the FHLB. During the year ended December 31, 2018, we sold $15.1 million of commercial real estate loans - all other at par value. No loans were sold during the years ended December 31, 2017 or 2016. We purchased $10.0 million of performing commercial real estate - owner occupied, commercial real estate - all other and residential mortgage - multifamily loans during the year ended December 31, 2018, $30.1 million of performing commercial real estate - owner occupied and commercial real estate - all other loans during the year ended December 31, 2017 and $85.8 million of performing residential multi-family mortgage and commercial real estate - all other loans during the year ended December 31, 2016.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On a quarterly basis, we utilize a classification based loan loss migration model as well as review individual loans in determining the adequacy of the ALLL for homogenous pools of loans that are not subject to specific reserve allocations. Our loss migration analysis utilizes a series of nineteen staggered 16-quarter migration periods of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain consumer loans (automobile, mortgage and credit cards). We then apply these calculated loss factors, together with qualitative factors based on external economic conditions and trends and internal assessments, to the outstanding loan balances in each homogenous group of loans, and then, using our internal asset quality grading parameters, we grade the loans as “Pass,” “Special Mention,” “Substandard” or “Doubtful”. We analyze impaired loans individually. This grading is based on the credit classifications of assets as prescribed by government regulations and industry standards and is separated into the following groups:

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

Set forth below is a summary of the activity in the ALLL, by portfolio type, during the years ended December 31, 2018, 2017 and 2016.

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL in the year ended December 31, 2018:
Balance at beginning of year	$9,155	$2,906	$650	$1,043	$442	$14,196
Charge offs	(2,757)	—	—	(8)	—	(2,765)
Recoveries	1,959	69	—	47	—	2,075
Provision	(286)	668	(224)	208	(366)	—
Balance at end of year	$8,071	$3,643	$426	$1,290	$76	$13,506
ALLL in the year ended December 31, 2017:
Balance at beginning of year	$11,276	$4,226	$343	$642	$314	$16,801
Charge offs	(4,124)	(432)	—	(179)	—	(4,735)
Recoveries	1,852	72	27	179	—	2,130
Provision	151	(960)	280	401	128	—
Balance at end of year	$9,155	$2,906	$650	$1,043	$442	$14,196
ALLL in the year ended December 31, 2016:
Balance at beginning of year	$6,639	$5,109	$282	$686	$—	$12,716
Charge offs	(15,390)	(1,119)	—	(540)	—	(17,049)
Recoveries	1,189	1	57	17	—	1,264
Provision	18,838	235	4	479	314	19,870
Balance at end of year	$11,276	$4,226	$343	$642	$314	$16,801

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of December 31, 2018 and December 31, 2017.

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL balance at December 31, 2018 related to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$8,071	$3,643	$426	$1,290	$76	$13,506
Total	$8,071	$3,643	$426	$1,290	$76	$13,506
Loans balance at December 31, 2018 related to:
Loans individually evaluated for impairment	$3,352	$831	$—	$43	$—	$4,226
Loans collectively evaluated for impairment	441,089	534,428	38,496	75,647	—	1,089,660
Total	$444,441	$535,259	$38,496	$75,690	$—	$1,093,886
ALLL balance at December 31, 2017 related to:
Loans individually evaluated for impairment	$7	$—	$—	$—	$—	$7
Loans collectively evaluated for impairment	$9,148	$2,906	$650	$1,043	$442	$14,189
Total	$9,155	$2,906	$650	$1,043	$442	$14,196
Loans balance at December 31, 2017 related to:
Loans individually evaluated for impairment	$3,672	$2,461	$—	$227	$—	$6,360
Loans collectively evaluated for impairment	390,821	554,296	34,614	78,539	—	1,058,270
Total	$394,493	$556,757	$34,614	$78,766	$—	$1,064,630

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factors in our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at December 31, 2018 and 2017:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At December 31, 2018
Commercial loans	$—	$3,705	$4,273	$7,978	$436,463	$444,441	$1,278
Commercial real estate loans – owner-occupied	—	831	—	831	210,814	211,645	—
Commercial real estate loans – all other	—	—	—	—	226,441	226,441	—
Residential mortgage loans – multi-family	—	—	—	—	97,173	97,173	—
Residential mortgage loans – single family	—	—	—	—	21,176	21,176	—
Land development loans	—	—	—	—	38,496	38,496	—
Consumer loans	13	—	—	13	54,501	54,514	—
Total	$13	$4,536	$4,273	$8,822	$1,085,064	$1,093,886	$1,278
At December 31, 2017
Commercial loans	$1,387	$—	$2,125	$3,512	$390,981	$394,493	$—
Commercial real estate loans – owner-occupied	—	—	—	—	214,365	214,365	—
Commercial real estate loans – all other	—	936	—	936	227,154	228,090	—
Residential mortgage loans – multi-family	—	—	—	—	114,302	114,302	—
Residential mortgage loans – single family	—	—	—	—	24,848	24,848	—
Land development loans	—	—	—	—	34,614	34,614	—
Consumer loans	—	—	—	—	53,918	53,918	—
Total	$1,387	$936	$2,125	$4,448	$1,060,182	$1,064,630	$—
Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were $1.3 million loans 90 days or more past due and still accruing interest at December 31, 2018 and none outstanding at December 31, 2017. In certain instances, when a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.
The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$3,352	$3,222
Commercial real estate loans – owner occupied	831	893
Commercial real estate loans – all other	—	1,568
Residential mortgage loans – single family	—	171
Consumer loans	43	56
Total(1)	$4,226	$5,910

(1)    Nonaccrual loans may include loans that are currently considered performing loans.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 We classify our loan portfolio using internal credit quality ratings. The following table provides a summary of loans by portfolio type and our internal credit quality ratings as of December 31, 2018 and 2017, respectively.

	December 31,
(Dollars in thousands)	2018	2017	Increase (Decrease)
Pass:
Commercial loans	$428,287	$375,024	$53,263
Commercial real estate loans – owner occupied	205,914	207,094	(1,180)
Commercial real estate loans – all other	226,441	226,522	(81)
Residential mortgage loans – multi family	97,173	114,302	(17,129)
Residential mortgage loans – single family	21,176	24,677	(3,501)
Construction and land development loans	38,496	34,614	3,882
Consumer loans	54,415	53,862	553
Total pass loans	$1,071,902	$1,036,095	$35,807
Special Mention:
Commercial loans	$10,411	$11,009	$(598)
Commercial real estate loans – owner occupied	4,900	6,378	(1,478)
Total special mention loans	$15,311	$17,387	$(2,076)
Substandard:
Commercial loans	$5,743	$8,094	$(2,351)
Commercial real estate loans – owner occupied	831	893	(62)
Commercial real estate loans – all other	—	1,568	(1,568)
Residential mortgage loans – single family	—	171	(171)
Consumer loans	99	56	43
Total substandard loans	$6,673	$10,782	$(4,109)
Doubtful:
Commercial loans	$—	$366	$(366)
Total doubtful loans	$—	$366	$(366)
Total Loans:	$1,093,886	$1,064,630	$29,256
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
The following table sets forth information regarding impaired loans, at December 31, 2018 and December 31, 2017:

	December 31,
(Dollars in thousands)	2018	2017
Impaired loans:
Nonaccruing loans	$4,226	$5,101
Nonaccruing restructured loans	—	809
Accruing restructured loans (1)	—	450
Total impaired loans	$4,226	$6,360
Impaired loans less than 90 days delinquent and included in total impaired loans	$1,359	$3,994

(1)	See "Troubled Debt Restructurings" below for a description of accruing restructured loans at December 31, 2018 and December 31, 2017.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below contains additional information with respect to impaired loans, by portfolio type, as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$3,352	$4,516	$—	$3,222	$5,910	$—
Commercial real estate loans – owner occupied	831	925	—	893	945	—
Commercial real estate loans – all other	—	—	—	1,568	1,965	—
Residential mortgage loans – single family	—	—	—	171	185	—
Consumer loans	43	65	—	56	73	—
Total	4,226	5,506	—	5,910	9,078	—
With allowance recorded:
Commercial loans	$—	$—	$—	$450	$450	$7
Total	—	—	—	450	450	7
Total
Commercial loans	$3,352	$4,516	$—	$3,672	$6,360	$7
Commercial real estate loans – owner occupied	831	925	—	893	945	—
Commercial real estate loans – all other	—	—	—	1,568	1,965	—
Residential mortgage loans – single family	—	—	—	171	185	—
Consumer loans	43	65	—	56	73	—
Total	4,226	5,506	—	6,360	9,528	7

(1)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At December 31, 2018 and December 31, 2017, there were $4.2 million and $5.9 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at December 31, 2018 for which no specific reserves were allocated, $874 thousand had been deemed impaired in the prior year.
Average balances and interest income recognized on impaired loans, by portfolio type, for the year ended December 31, 2018, 2017 and 2016 were as follows:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2018		2017		2016
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized

No allowance recorded:
Commercial loans	$4,289	$101	$10,178	$128	$13,686	$437
Commercial real estate loans – owner occupied	856	—	1,215	—	2,455	3
Commercial real estate loans – all other	370	—	1,616	—	4,413	—
Residential mortgage loans – multi-family	—	—	—	—	350	—
Residential mortgage loans – single family	—	—	183	—	339	9
Construction and land development loans	—	—	—	—	871	—
Consumer loans	48	—	80	5	173	—
Total	5,563	101	13,272	133	22,287	449
With allowance recorded:
Commercial loans	96	—	3,150	33	4,728	457
Commercial real estate loans – owner occupied	—	—	—	—	962	—
Total	96	—	3,150	33	5,690	457
Total
Commercial loans	4,385	101	13,328	161	18,414	894
Commercial real estate loans – owner occupied	856	—	1,215	—	3,417	3
Commercial real estate loans – all other	370	—	1,616	—	4,413	—
Residential mortgage loans – multi-family	—	—	—	—	350	—
Residential mortgage loans – single family	—	—	183	—	339	9
Construction and land development loans	—	—	—	—	871	—
Consumer loans	48	—	80	5	173	—
Total	$5,659	$101	$16,422	$166	$27,977	$906
The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $362 thousand in 2018, $462 thousand in 2017 and $1.2 million in 2016.
Troubled Debt Restructurings
Pursuant to the FASB's ASU No. 2011-2, A Creditor's Determination of whether a Restructuring is a Troubled Debt Restructuring, the Company's TDRs totaled $0 and $1.3 million at December 31, 2018 and December 31, 2017, respectively. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the forms of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower's cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower's loan will be reinstated.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans restructured as TDRs during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018			2017			2016
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial loans	—	$—	$—	1	$450	$450	—	$—	$—
	—	—	—	1	450	450	—	—	—
Nonperforming
Commercial loans	—	—	—	1	1,329	809	—	—	—
	—	—	—	1	1,329	809	—	—	—
Total troubled debt restructurings(1)	—	$—	$—	2	$1,779	$1,259	—	$—	$—

(1)	No loans were restructured during the years ended December 31, 2018 or December 31, 2016.
During the years ended December 31, 2018, 2017 and 2016, TDRs that were modified within the preceding 12-month period which subsequently defaulted were as follows:

	Year Ended December 31,
	2018		2017		2016
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(Dollars in thousands)
Commercial real estate - owner occupied(1)	—	$—	—	$—	1	$753

(1)	During the years ended December 31, 2018 or December 31, 2017, no TDRs were modified within the preceding 12-month period which subsequently defaulted.

6. Premises and Equipment
The major classes of premises and equipment are as follows:

(Dollars in thousands)	December 31,
	2018	2017
Furniture and equipment	$3,170	$6,549
Leasehold improvements	42	23
	3,212	6,572
Accumulated depreciation and amortization	(2,173)	(5,478)
Total	$1,039	$1,094
The amount of depreciation and amortization included in operating expense was $405,000, $428,000 and $485,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

7. Deposits
Asset
At December 31, 2018, we had $174.5 million in interest bearing deposits at other financial institutions, as compared to $186.0 million at December 31, 2017. The weighted average percentage yields on these deposits for each of the years ended December 31, 2018 and December 31, 2017 was 1.92% and 1.12%, respectively. Interest bearing deposits with financial institutions can be withdrawn on demand and are considered cash equivalents for purposes of the consolidated statements of cash flows.
At December 31, 2018 and December 31, 2017, we had $2.4 million and $2.9 million, respectively, of interest-bearing time deposits at other financial institutions, which were scheduled to mature within one year or had no stated maturity date. The

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

weighted average percentage yields on these deposits were 2.04% and 1.07% for the years ended December 31, 2018 and December 31, 2017, respectively.
Liability
The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2018 and 2017 was $95.2 million and $94.1 million, respectively.
The scheduled maturities of time deposits in denominations of $250,000 or more at December 31, 2018 were as follows:

(Dollars in thousands)	At December 31, 2018
2019	$93,898
2020	5,340
2021	254
2022	2,462
2023 and beyond	250
Total	$102,204

8. Borrowings and Contractual Obligations
At December 31, 2018 and 2017, our borrowings and contractual obligations consisted of the following:

	December 31,
(Dollars in thousands)	2018	2017
FHLB advances—short-term	$40,000	$40,000
Other borrowings—short-term(1)	—	866
Total	$40,000	$40,866

(1)
Borrowings had an interest rate of 15% as of December 31, 2017. This represented the portion of a participated loan that was required under GAAP to be recorded as other borrowings as of December 31, 2017. The participated portion of this loan was repurchased during the first quarter of 2018 and is no longer required to be recorded in other borrowings.

The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 2.54% for the year ended December 31, 2018.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
10,000	2.31%	January 15, 2019
10,000	2.55%	March 4, 2019
10,000	2.66%	May 28, 2019
10,000	2.65%	June 26, 2019

At December 31, 2018, $807 million of loans were pledged to support our FHLB borrowings and our unfunded borrowing capacity. As of December 31, 2018, we had unused borrowing capacity of $365 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2018 was $40.9 million.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

holders of the trust preferred securities pursuant to the terms of those securities. The Debentures also were pledged by the grantor trusts as security for the payment obligations of the grantor trusts under the trust preferred securities.
Set forth below are the respective principal amounts, and certain other information regarding the terms of the Debentures that remained outstanding as of December 31, 2018 and 2017:

Original Issue Dates	Principal Amount	Interest Rate(1)	Maturity Dates
	(In thousands)
September 2002	$7,217	LIBOR plus 3.40%	September 2032
October 2004	10,310	LIBOR plus 2.00%	October 2034
Total	$17,527

(1)	Interest rate resets quarterly.
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. As of December 31, 2018, we were current on all interest payments. We have committed to obtaining approval from the FRB and the CDBO prior to making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. There can be no assurance that our regulators will approve such payments in the future.

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
Deposits maintained by members of the Board of Directors and executive officers at the Bank totaled $218 thousand and $272 thousand at December 31, 2018 and 2017, respectively.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes
The components of income tax (benefit) expense from continuing operations consisted of the following for the years ended December 31:

(Dollars in thousands)	2018	2017	2016
Current taxes:
Federal	$—	$(125)	$—
State	97	34	(5)
Total current taxes	97	(91)	(5)
Deferred taxes:
Federal	(6,065)	—	10,044
State	(4,784)	—	6,793
Total deferred taxes	(10,849)	—	16,837
Total income tax (benefit) expense	$(10,752)	$(91)	$16,832

The reasons for the differences between the statutory federal income tax rates and our effective tax rates are summarized in the following table:

	Year Ended December 31,
	2018	2017	2016
Federal income tax based on statutory rate	21.0%	34.0%	34.0%
State franchise tax net of federal income tax benefit	8.6	7.2	7.2
Permanent differences	(0.3)	(0.4)	—
Other	2.0	1.4	(0.1)
Valuation allowance	(96.1)	(43.1)	(135.6)
Total effective tax rate	(64.8)%	(0.9)%	(94.5)%
At December 31, 2018, we have a net deferred tax asset of $10.9 million. At December 31, 2017, we had a net deferred tax asset of $0 as a result of the full valuation allowance recorded against our gross deferred tax asset. Adjustments to our deferred tax valuation allowance could be required in the future if we were to conclude, on the basis of our assessment of the realizability of the deferred tax asset, that the amount of that asset which is more-likely-than-not, to be available to offset or reduce future taxes has decreased. Any such decrease would result in income tax expense. The components of our net deferred tax asset are as follows at:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	December 31,
	2018	2017
Deferred tax asset:
Allowance for loan and lease losses	$3,996	$4,207
Other than temporary impairment on securities	—	56
State taxes	20	—
Deferred compensation	641	693
Litigation reserve	81	131
Other accrued expenses	504	927
Charitable contributions	127	241
Reserve for unfunded commitments	103	103
Tax credits	368	60
Net operating loss carry forward	5,642	9,754
Stock based compensation	166	363
Unrealized losses on securities	296	338
Total deferred tax assets	11,944	16,873
Deferred tax liabilities:
Depreciation and amortization	(163)	(133)
Other	(846)	(803)
Total deferred tax liabilities	(1,009)	(936)
Valuation allowance	—	(15,937)
Total net deferred tax asset	$10,935	$—
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2018, we had an income tax benefit of $10.8 million. The income tax benefit during the year ended December 31, 2018 is as a result of our net income during the year and the release of our full valuation allowance of $11.1 million on our net deferred tax asset during the second quarter of 2018, discussed further below. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and based on its evaluation, management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at December 31, 2018. Significant positive evidence included our three-year cumulative income position, continued improvement in asset quality, and the expectation that we will continue to have positive earnings based on eight trailing quarters of positive income and our forecast. Negative evidence included our accumulated deficit. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at December 31, 2018.
As of December 31, 2018, we had net operating loss carryforwards of $12.0 million and $36.4 million for federal and state tax purposes, respectively, which are available to offset future taxable income. If not used, these carryforwards begin expiring in 2032 and would fully expire in 2036. Refer to the table below for the amount and expiration of our net operating loss carryforwards:

	Federal	State	Expiration
	(amounts in thousands)
2009(1)	—	6,894	12/31/2032
2010(1)	—	5,258	12/31/2032
2012	—	774	12/31/2032
2013	—	8,727	12/31/2033
2015	—	280	12/31/2035
2016	12,027	14,453	12/31/2036
2017	—	—	12/31/2037
2018(2)	—	—	12/31/2038
	$12,027	$36,386

(1)	California net operating loss carryforwards were suspended by the Franchise Tax Board during these periods and the carryover was extended.

(2)
As a result of the Tax Cuts and Jobs Act, federal net operating loss carryforwards do not expire starting with any losses sustained during 2018 or later. California net operating loss carryforwards begin to expire on the date listed.

We file income tax returns with the U.S. federal government and the State of California. As of December 31, 2018, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2015 to 2017 tax years and the Franchise Tax Board for California state income tax returns for the 2014 to 2017 tax years. Net operating losses on our U.S. federal and California state income tax returns may be carried forward up to 20 years. As of December 31, 2018, we do not have any unrecognized tax benefits.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the years ended December 31, 2018, 2017 and 2016.

11. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan (the “2010 Incentive Plan”), which authorized and set aside a total of 400,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. An additional 158,211 shares of common stock were also set aside which was equal to the total of the shares that were available for the grant of equity incentives under our shareholder-approved 2008 and 2004 Equity Incentive Plans (the "Previously Approved Plans") at the time of the adoption of the 2010 Incentive Plan. Options to purchase a total of 66,442 shares of our common stock granted under the Previously Approved Plans were outstanding at December 31, 2018. The 2010 Incentive Plan provides that if any of these outstanding options under the Previously Approved Plans expire or are terminated for any reason, then the number of shares that would become available for grants or awards of equity incentives under the 2010 Incentive Plan would be increased by an equivalent

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

number of shares. At the Annual Shareholders meeting held in May 2013, our shareholders approved an additional 800,000 share increase in the maximum number of shares of our common stock that may be issued pursuant to grants or exercises of options or restricted shares or other equity incentives under the 2010 Incentive Plan, of which 64,204 shares of restricted stock vested during the year ended December 31, 2018, thereby decreasing the maximum number of shares authorized under the 2010 Incentive Plan. As a result, as of December 31, 2018, the maximum number of shares that were authorized for the grant of options or other equity incentives under the 2010 Incentive Plan totaled 1,116,256 (assuming that all 66,442 shares of our common stock subject to options under the Previously Approved Plans expire or are terminated), or approximately 5% of the shares of our common stock then outstanding.
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
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at December 31, 2018 under the 2010 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company, under the 2010 Incentive Plan, granted restricted stock for the benefit of its employees. These restricted shares vest over a period of three years. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients do not pay any cash consideration for the shares.
Stock Options
The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Year Ended December 31,
Assumptions with respect to:	2018	2017	2016
Expected volatility	30%	33%	38%
Risk-free interest rate	2.69%	1.98%	1.70%
Expected dividends	—%	—%	—%
Expected term (years)	5.8	5.7	6.3
Weighted average fair value of options granted during period	$2.81	$2.84	$2.78
The following table summarizes the stock option activity under the Company’s equity incentive plans during the years ended December 31, 2018, 2017 and 2016, respectively.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2018		2017		2016
Outstanding – January 1,	792,577	$6.41	1,066,914	$6.35	838,696	$6.20
Granted	154,011	8.20	3,700	8.21	402,051	6.89
Exercised	(75,108)	4.95	(205,970)	5.89	(97,292)	4.66
Forfeited/Canceled	(7,150)	6.47	(72,067)	7.06	(76,541)	9.74
Outstanding – December 31,	864,330	6.86	792,577	6.41	1,066,914	6.35
Options Exercisable – December 31,	588,873	6.49	537,229	6.17	604,970	5.95
Options Vested – December 31,	588,873	$6.49	537,229	$6.17	604,970	$5.95
Options to purchase 75,108, 205,970, and 97,292 shares of our common stock were exercised during the years ended December 31, 2018, 2017 and 2016, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016, was $356 thousand, $405 thousand and $249 thousand, respectively. The fair values of options vested during the years ended December 31, 2018, 2017 and 2016 were $360 thousand, $401 thousand and $311 thousand, respectively.
The following table provides additional information regarding the vested and unvested options that were outstanding at December 31, 2018.

Options Outstanding as of December 31, 2018					Options Exercisable as of December 31, 2018(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$2.97 – $3.99	18,003	—	$3.48	2.45	18,003	$3.48
$4.00 – $4.99	16,000	—	4.34	2.30	16,000	4.34
$5.00– $5.99	15,000	—	5.30	4.47	15,000	5.30
$6.00– $6.99	415,084	81,403	6.61	5.50	415,084	6.57
$7.00-$8.90	124,786	194,054	7.63	7.93	124,786	7.09
	588,873	275,457	$6.86	6.26	588,873	$6.49

(1)	The weighted average remaining contractual life of the options that were exercisable as of December 31, 2018 was 5.32 years.
The aggregate intrinsic values of options that were outstanding and exercisable under the 2010 Incentive Plan at December 31, 2018 and 2017 was $388 thousand and $1.4 million, respectively.

A summary of the status of the unvested options outstanding as of December 31, 2018, 2017 and 2016, and changes in the weighted average grant date fair values of the unvested options during the years ended December 31, 2018, 2017 and 2016, are set forth in the following table.

	For the year ended
	2018		2017		2016
	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at the beginning of the year	255,348	$2.80	461,944	$2.79	215,926	$2.93
Granted	154,011	2.81	3,700	2.84	402,051	2.75
Vested	(126,752)	2.84	(141,829)	2.83	(108,820)	2.86
Forfeited/Canceled	(7,150)	2.66	(68,467)	2.68	(47,213)	2.88
Unvested at the end of the year	275,457	$2.79	255,348	$2.80	461,944	$2.79

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018, the weighted average period over which nonvested awards were expected to be recognized was 2.35 years.
Restricted Stock
We issued 82,217 shares of restricted stock under the 2010 Incentive Plan during the year ended December 31, 2018, at a price of $8.33 that vest on an annual prorated basis over the next three years. The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the years ended December 31, 2018, 2017 and 2016.

	For the year ended
	2018		2017		2016
	Number of Shares	Average Grant Date Fair Value	Number of Shares	Average Grant Date Fair Value	Number of Shares	Average Grant Date Fair Value
Outstanding at the beginning of the year	103,508	$7.33	151,298	$6.84	129,283	$6.75
Granted	82,217	8.33	40,907	8.02	121,775	6.79
Vested	(64,204)	7.29	(69,667)	6.80	(67,456)	6.68
Forfeited	(6,490)	7.92	(19,030)	6.82	(32,304)	6.64
Outstanding at the end of the year	115,031	$8.04	103,508	$7.33	151,298	$6.84
Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options and restricted stock outstanding at December 31, 2018, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
2019	$192	$235	$427
2020	153	185	338
2021	45	78	123
2022	19	46	65
2023 and beyond	3	11	14
	$412	$555	$967

The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 were $623 thousand, $796 thousand and $1.0 million, respectively, in each case net of taxes.

12. Employee Benefit Plans
The Company has a 401(k) plan that covers substantially all full-time employees. That plan permits voluntary contributions by employees, a portion of which are sometimes matched by the Company. The Company’s expenses relating to its contributions to the 401(k) plan for the years ended December 31, 2018, 2017 and 2016 were $365 thousand, $248 thousand, and $342 thousand, respectively.
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

The changes in the projected benefit obligations under the SERP during 2018, 2017 and 2016, its funded status at December 31, 2018, 2017 and 2016, and the amounts recognized in our consolidated statements of financial condition at each of those dates were as follows:

	At December 31,
(Dollars in thousands)	2018	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of period	$2,345	$2,511	$2,667
Service cost	—	—	—
Interest cost	131	141	150
Actuarial loss/(gain)	—	—	—
(Benefits paid)	(307)	(307)	(306)
Benefit obligation at end of period	$2,169	$2,345	$2,511
Funded status:
Amounts recognized in the Statement of Financial Condition
Unfunded accrued SERP liability—current	$(299)	$(299)	$(299)
Unfunded accrued SERP liability—noncurrent	(1,870)	(2,046)	(2,212)
Total unfunded accrued SERP liability	$(2,169)	$(2,345)	$(2,511)
Net amount recognized in accumulated other comprehensive income
Prior service cost/(benefit)	$—	$—	$—
Net actuarial loss/(gain)	—	—	—
Total net amount recognized in accumulated other comprehensive income	$—	$—	$—
Accumulated benefit obligation	$2,169	$2,345	$2,511
Components of net periodic SERP cost year to date:
Service cost	$—	$—	$—
Interest cost	131	141	150
Amortization of prior service cost/(benefit)	—	—	—
Amortization of net actuarial loss/(gain)	—	—	—
Net periodic SERP cost	$131	$141	$150
As of December 31, 2018, $1.5 million benefits are expected to be paid in the next five years and a total of $1.3 million of benefits are expected to be paid from year 2024 through year 2028. In 2019, $120,245 is expected to be recognized in net periodic benefit cost.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows how we computed basic and diluted EPS for the year ended December 31, 2018 and 2017.

(In thousands, except per share data)	For the Year Ended December 31,
	2018	2017	2016
Basic EPS:
Net income	$27,339	$10,449	$(34,643)
Less dividends on preferred stock	—	—	—
Less dividends on common stock	—	—	—
Less dividends on unvested shares	—	—	—
Net income allocable to common shareholders	$27,339	$10,449	$(34,643)
Less earnings allocated to participating securities	648	49	(236)
Earnings allocated to common shareholders	$26,691	$10,400	$(34,407)
Weighted average common shares outstanding	22,788	23,072	22,802
Basic earnings per common share	$1.17	$0.45	$(1.51)
Diluted EPS:
Earnings allocated to common shareholders	$27,339	$10,449	$(34,643)
Weighted average common shares outstanding	22,788	23,072	22,802
Add dilutive effects of restricted stock grants	115	109	157
Add dilutive effects for assumed conversion of Series A preferred stock	438	—	—
Add dilutive effect for stock options	186	131	—
Weighted average diluted common shares outstanding	23,527	23,312	22,959
Diluted earnings per common share	$1.16	$0.45	$(1.51)

(1)
The basic and diluted earnings per share amounts for the years ended December 31, 2018, 2017 and 2016 are the same under both the Treasury Stock Method and the Two-Class Method as prescribed in FASB ASC 260-10, Earnings Per Share.

The weighted average shares that have an antidilutive effect in the calculation of diluted net income (loss) per share and have been excluded from the computations above were as follows:

	For the Year Ended December 31,
	2018	2017	2016
Stock options(1)(2)	138,608	200,824	1,038,317

(1)	Stock options were excluded from the computation of diluted earnings per common share for the year ended December 31, 2016 as we reported a net loss from continuing operations.

(2)
Stock options were excluded from the computation of diluted earnings per common share for the years ended December 31, 2018 and 2017 because the options were either “out-of-the-money” or the effect of exercise would have been antidilutive.

14. Shareholders’ Equity
Preferred Stock
During the year ended December 31, 2018, Carpenter Community BancFund, LP and Carpenter Community BancFund-A, LP ("the Carpenter Funds"), the largest shareholders of PMBC, the holding company of the Bank, sold all of their equity interest in PMBC to certain accredited investors in privately negotiated transactions (the "Carpenter Disposition Transactions"). The Carpenter Disposition Transactions included the sale of 1,467,155 shares of a new series of non-voting preferred stock designated as Series A Non-Voting Preferred Stock (the Series A Non-Voting Preferred Stock) that PMBC issued to the Carpenter Funds in exchange (the Exchange) for 1,467,155 shares of PMBC’s common stock owned by the Carpenter Funds. After giving effect to the Exchange, PMBC had 21,917,995 shares of common stock issued and outstanding and 1,467,155 shares of Series A Non-Voting Preferred Stock issued and outstanding. The shares of Series A Non-Voting Preferred Stock were issued to the Carpenter Funds to facilitate the Carpenter Disposition Transactions and have substantially the same rights, preferences and privileges of the common stock, except that the Series A Non-Voting Preferred Stock is not entitled to vote on any matter other than where required under California law and that each share of Series A Non-Voting Preferred Stock has a liquidation preference of $0.0001 per share over the common stock. The shares of common stock and Series A Non-Voting Preferred Stock purchased by investors from the Carpenter Funds in the Carpenter Disposition Transactions are restricted securities subject to trading restrictions under the federal securities laws.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Accumulated Other Comprehensive Income, net
Accumulated other comprehensive income, net as of December 31, 2018, 2017 and 2016 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Accumulated Other Comprehensive Income, Net
	(Dollars in thousands)
Beginning balance as of January 1, 2016	$(810)	$(810)
Other comprehensive income before reclassifications, net of tax provision of $739 thousand(1)	(1,032)	(1,032)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—
Other comprehensive income, net of tax provision of $739 thousand	(1,032)	(1,032)
Ending balance as of December 31, 2016	$(1,842)	$(1,842)
Other comprehensive income before reclassifications(2)	695	695
Amounts reclassified from accumulated other comprehensive income, net of tax(3)	4	4
Other comprehensive income(2)	699	699
Ending balance as of December 31, 2017	$(1,143)	$(1,143)
Other comprehensive income before reclassifications, net of tax of $142 thousand	(50)	(50)
Amounts reclassified from accumulated other comprehensive loss(4)	49	49
Other comprehensive loss, net of tax of $142 thousand	(1)	(1)
Ending balance as of December 31, 2018	$(1,144)	$(1,144)

(1)	Tax impact included in Deferred tax assets.

(2)	No tax impact as a result of the full valuation allowance recorded against our deferred tax asset at December 31, 2017.

(3)	Relates to the realized loss on our securities available for sale. The realized loss is included within Net loss on sale of securities available for sale.

(4)
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
15. Commitments and Contingencies
Leases
We lease certain facilities and equipment under various non-cancelable operating leases, which generally include 2% to 6% escalation clauses in the lease agreements. Rent expense for the years ended December 31, 2018, 2017 and 2016 was $2.1 million, $2.4 million, and $2.6 million, respectively.
Future minimum non-cancelable lease commitments were as follows at December 31, 2018:

(Dollars in thousands)
2019	$2,398
2020	1,242
2021	347
2022	218
2023 and beyond	452
Total	$4,657
Commitments
To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At December 31, 2018 and 2017, we were committed to fund certain loans including letters of credit amounting to approximately $302 million and $295 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represents the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $350 thousand and $350 thousand at December 31, 2018 and 2017, respectively.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

those estimates do not represent the maximum loss exposure that we may have in connection with any lawsuits or other legal proceedings.
In December 2016, following an ongoing review related to alleged discriminatory practices within our discontinued mortgage banking business, we received notice that the U.S. Department of Justice (“DOJ”) had authorized a potential enforcement action against the Bank. During the year ended December 31, 2018, we settled this matter with the DOJ for $1.0 million, which we have fully accrued and funded as of December 31, 2018.
Based on our evaluation of the remaining lawsuits and other proceedings that were pending against us as of December 31, 2018, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our results of operations or cash flows for any particular reporting period.

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
The actual capital amounts and ratios of the Bank at December 31, 2018 and December 31, 2017 are presented in the following tables:

			Applicable Federal Regulatory Requirement
At December 31, 2018	Actual Capital		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Bank	160,372	13.0%	106,072	At least 8.625	$122,982	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Bank	146,516	11.9%	63,028	At least 5.125	79,938	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Bank	146,516	11.9%	81,475	At least 6.625	$98,385	At least 8.0
Tier 1 Capital to Average Assets:
Bank	146,516	10.8%	54,403	At least 4.0	$68,004	At least 5.0

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Applicable Federal Regulatory Requirement
At December 31, 2017	Actual Capital		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Bank	137,581	11.6%	102,386	At least 8.625	$118,709	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Bank	123,035	10.4%	60,838	At least 5.125	77,161	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Bank	123,035	10.4%	78,645	At least 6.625	$94,967	At least 8.0
Tier 1 Capital to Average Assets:
Bank	123,035	9.9%	49,801	At least 4.0	$62,251	At least 5.0
As the above tables indicate, at December 31, 2018 and 2017, the Bank (on a stand-alone basis) qualified as a “well—capitalized” institution under federally mandated capital standards and federally established prompt corrective action regulations. Since December 31, 2018, there have been no events or circumstances known to us which have changed or which are expected to result in a change in the Bank’s classification as a well-capitalized institution.
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. At December 31, 2018, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution under the capital adequacy guidelines described above.

17. Parent Company Only Information
Condensed Statements of Financial Condition

	December 31,
(Dollars in thousands)	2018	2017
Assets:
Due from banks and interest-bearing deposits with financial institutions	$16,699	$13,916
Investment in subsidiaries	151,516	124,550
Other assets	(286)	55
Total assets	$167,929	$138,521
Liabilities and shareholders’ equity:
Liabilities	$102	$76
Junior subordinated debentures	17,527	17,527
Shareholders’ equity	150,300	120,918
Total liabilities and shareholders’ equity	$167,929	$138,521
Condensed Statements of Operations

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Interest income	$4	$3	$2
Interest expense	(845)	(670)	(582)
Other income	25	24	17
Other expenses	(1,302)	(1,045)	(1,012)
Equity in undistributed earnings (loss) of subsidiaries	29,889	12,195	(33,075)
Income tax (expense) benefit	(432)	(58)	7
Net income (loss)	$27,339	$10,449	$(34,643)

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$27,339	$10,449	$(34,643)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net decrease (increase) in other assets	9	47	(19)
Net decrease in deferred taxes	331	—	38
Stock-based compensation expense	885	796	1,039
Undistributed (income) loss of subsidiary	(29,889)	(12,195)	33,075
Net increase (decrease) in interest payable	26	11	(71)
Net (decrease) increase in other liabilities	(1)	(26)	27
Net cash used in operating activities	(1,300)	(918)	(554)
Cash Flows from Investing Activities:
Net decrease in loans	—	—	—
Net cash provided by investing activities	—	—	—
Cash Flows from Financing Activities:
Payments for exchange of preferred stock for common stock	—	—	—
Common stock options exercised	372	1,213	455
Tax effect included in stockholders equity of restricted stock vesting	—	—	(16)
Return of capital from subsidiaries	3,711	15,000	4,000
Capital contribution to subsidiaries	—	(10,000)	(5,000)
Net cash provided by (used in) financing activities	4,083	6,213	(561)
Net increase (decrease) in cash and cash equivalents	2,783	5,295	(1,115)
Cash and Cash Equivalents, beginning of period	13,916	8,621	9,736
Cash and Cash Equivalents, end of period	$16,699	$13,916	$8,621

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding the net interest income and noninterest income for our commercial banking and discontinued operations segments, respectively, for the years ended December 31, 2018, 2017 and 2016.

(Dollars in thousands)	Commercial	Other(1)	Total
Net interest income for the year ended December 31,
2018	$48,150	$772	$48,922
2017	$42,995	$747	$43,742
2016	$36,044	$(521)	$35,523
Noninterest income for the Year ended December 31,
2018	$4,610	$25	$4,635
2017	$3,948	$426	$4,374
2016	$3,438	$(501)	$2,937
Segment Assets at:
December 31, 2018	$1,349,097	$241	$1,349,338
December 31, 2017	$1,320,454	$2,150	$1,322,604

(1)	Represents net interest income and noninterest income for PMAR and PMBC.

19. Unaudited Quarterly Information
Unaudited quarterly information for each of the three months in the years ended December 31, 2018 and 2017 was as follows:

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(in thousands, except per share data)
Total interest income	$16,395	$15,218	$15,914	$15,015
Total interest expense	3,794	3,529	3,467	2,830
Net interest income	12,601	11,689	12,447	12,185
Provision for loan and lease losses	—	—	—	—
Net interest income after provision for loan and lease losses	12,601	11,689	12,447	12,185
Total noninterest income	1,329	1,115	1,136	1,055
Total noninterest expense	9,135	9,002	9,299	9,533
Income before income taxes	4,795	3,802	4,284	3,707
Income tax (benefit) provision	431	(98)	(11,085)	—
Net income allocable to common shareholders	$4,364	$3,900	$15,369	$3,707
Per share data-basic:
Net income allocable to common shareholders	$0.19	$0.17	$0.66	$0.16
Per share data-diluted:
Net income allocable to common shareholders	$0.19	$0.17	$0.65	$0.16

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(in thousands, except per share data)
Total interest income	$13,812	$14,025	$12,132	$11,604
Total interest expense	2,542	2,020	1,736	1,533
Net interest income	11,270	12,005	10,396	10,071
Provision for loan and lease losses	—	—	—	—
Net interest income after provision for loan and lease losses	11,270	12,005	10,396	10,071
Total noninterest income	1,009	964	1,431	970
Total noninterest expense	10,108	9,176	9,262	9,211
Income before income taxes	2,171	3,793	2,565	1,830
Income tax (benefit) provision	(241)	37	64	49
Net income (loss) allocable to common shareholders	$2,412	$3,756	$2,501	$1,781
Per share data-basic:
Net income (loss) allocable to common shareholders	$0.10	$0.16	$0.11	$0.08
Per share data-diluted:
Net income (loss) allocable to common shareholders	$0.10	$0.16	$0.11	$0.08

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2018, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on that assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.
The Company's independent registered public accounting firm, RSM US LLP, has issued an audit report regarding its assessment of the Company's internal control over financial reporting as of December 31, 2018, which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information regarding our Code of Business and Ethical Conduct below, the information required by this Item 10 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2019, for its Annual Meeting of Shareholders.
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

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2019, for its Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference from our definitive proxy statement expected to be filed with the SEC on or before April 30, 2019, for its Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement expected to be filed with the SEC on or before April 30, 2019, for its Annual Meeting of Shareholders.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement expected to be filed with the SEC on or before April 30, 2019, for its Annual Meeting of Shareholders.

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

(3)	Exhibits. See Index to Exhibits below for a list and description of (i) exhibits previously filed by the Company with the Commission and (ii) the exhibits being filed with this Report.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of Pacific Mercantile Bancorp (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Commission on March 28, 2000.)

3.2
Certificate of Amendment of Articles of Incorporation of Pacific Mercantile Bancorp (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Commission on August 14, 2001.)

3.3
Certificate of Amendment of Articles of Incorporation of Pacific Mercantile Bancorp (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on February 1, 2012.)

3.4
Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Convertible 10% Cumulative Preferred Stock of Pacific Mercantile Bancorp (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on October 13, 2009.)

3.5
Certificate of Amendment of Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series A Convertible 10% Cumulative Preferred Stock of Pacific Mercantile Bancorp (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Commission on February 1, 2012.)

3.6
Certificate of Amendment of Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series A Convertible 10% Cumulative Preferred Stock of Pacific Mercantile Bancorp (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on September 14, 2018.)

3.7
Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series B Convertible 8.4% Noncumulative Preferred Stock of Pacific Mercantile Bancorp (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on August 22, 2011.)

3.8
Certificate of Amendment of Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series B-1 Convertible 8.4% Noncumulative Preferred Stock of Pacific Mercantile Bancorp and Series B-2 Convertible 8.4% Noncumulative Preferred Stock of Pacific Mercantile Bancorp (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Commission on September 14, 2018.)

3.9
Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series C 8.4% Noncumulative Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (No. 000-30777) dated August 22, 2011.)

3.10
Certificate of Amendment of Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series C 8.4% Noncumulative Preferred Stock of Pacific Mercantile Bancorp (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the Commission on September 14, 2018.)

3.11
Certificate of Determination of Series A Non-Voting Preferred Stock of Pacific Mercantile Bancorp (Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Commission on September 14, 2018.)

3.12	Pacific Mercantile Bancorp Bylaws, amended and restated as of May 16, 2018 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on May 16, 2018.)

4.1	Specimen form of Pacific Mercantile Bancorp Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Commission on June 13, 2000.)

10.1
Exchange Agreement, dated as of September 14, 2018, by and among Pacific Mercantile Bancorp, Carpenter Community BancFund, L.P. and Carpenter Community BancFund-A, L.P. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on September 14, 2018.)

10.2
Investor Rights Agreement, dated as of September 14, 2018, by and among Pacific Mercantile Bancorp and Patriot Financial Partners III, L.P. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on September 14, 2018.)

10.3
Registration Rights Agreement, dated as of September 14, 2018, by and among Pacific Mercantile Bancorp and Patriot Financial Partners III, L.P. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on September 14, 2018.)

10.4+	Form of Officers and Directors Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the Commission on October 3, 2011.)

10.5+	Pacific Mercantile Bancorp 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed with the Commission on March 16, 2005.)

10.6+	Pacific Mercantile Bancorp 2008 Equity Incentive Plan (Incorporated by reference to Appendix A to the 2008 Definitive Proxy Statement on Form DEF-14A filed with the Commission on April 18, 2008.)

10.7+
Pacific Mercantile Bancorp 2010 Equity Incentive Plan, as amended June 5, 2013 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013.)

10.8+	Pacific Mercantile Bancorp Change in Control Severance Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on January 27, 2014.)

10.9+
Form of Pacific Mercantile Bancorp Change in Control Severance Plan Participation Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on January 27, 2014.)

10.10+
Employment Agreement, dated April 10, 2018, between Pacific Mercantile Bank and Curt A. Christianssen (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on April 11, 2018.)

10.11+
Employment Agreement, dated December 8, 2015, between Pacific Mercantile Bank and Thomas M. Vertin (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on December 10, 2015.)

10.12+
Employment Agreement, dated May 31, 2016, between Pacific Mercantile Bank and Thomas J. Inserra (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 3, 2016).

10.13+
Amended and Restated Employment Agreement, dated January 3, 2019, between Pacific Mercantile Bank and Thomas J. Inserra (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on January 3, 2019.)

10.14+
Change in Control Severance Plan Participation Agreement dated May 27, 2016, between Pacific Mercantile Bank and Thomas J. Inserra (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on June 3, 2016).

10.15+
Employment Agreement, dated May 27, 2016, between Pacific Mercantile Bank and Maxwell G. Sinclair (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed with the Commission on March 10, 2017).

21*	Subsidiaries of the Company

23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on the Signature Page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

E-1

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

ITEM 16.     FORM 10-K SUMMARY
None.

E-2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2019.

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

/S/ THOMAS M. VERTIN	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2019
Thomas M. Vertin
/S/ CURT A. CHRISTIANSSEN	Chief Financial Officer (Principal Financial Officer)	March 11, 2019
Curt A. Christianssen
/S/ NANCY GRAY	Chief Accounting Officer (Principal Accounting Officer)	March 11, 2019
Nancy Gray
/s/ EDWARD J. CARPENTER	Chairman of the Board and Director	March 11, 2019
Edward J. Carpenter
/S/ JAMES DEUTSCH	Director	March 11, 2019
James Deutsch
/s/ JOHN D. FLEMMING	Director	March 11, 2019
John D. Flemming
/s/ MICHAEL P. HOOPIS	Director	March 11, 2019
Michael P. Hoopis
/s/ DENIS KALSCHEUR	Director	March 11, 2019
Denis Kalscheur
/s/ DAVID J. MUNIO	Director	March 11, 2019
David J. Munio
/s/ PAUL W. TAYLOR	Director	March 11, 2019
Paul W. Taylor
/s/ JOHN THOMAS, M.D.	Director	March 11, 2019
John Thomas, M.D
/s/ STEPHEN P. YOST	Director	March 11, 2019
Stephen P. Yost

S-1