Form 10-Q
period 2019-03-31
PACIFIC MERCANTILE BANCORP
filed 2019-05-03
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	"PMBC"	Nasdaq Global Select Market
As of May 1, 2019, there were 22,017,758 shares of Common Stock outstanding.

PACIFIC MERCANTILE BANCORP
QUARTERLY REPORT ON FORM 10Q
FOR THE QUARTER ENDED MARCH 31, 2019

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$11,032	$13,250
Interest bearing deposits with financial institutions	246,338	174,468
Cash and cash equivalents	257,370	187,718
Interest-bearing time deposits with financial institutions	2,420	2,420
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,822	8,822
Securities available for sale, at fair value	29,421	31,231
Loans (net of allowances of $11,514 and $13,506, respectively)	1,062,997	1,083,240
Other real estate owned	—	1,173
Accrued interest receivable	4,053	4,003
Premises and equipment, net	1,023	1,039
Net deferred tax assets	10,781	10,935
Other assets	21,753	18,757
Total assets	$1,398,640	$1,349,338
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$364,083	$340,406
Interest-bearing	817,267	795,596
Total deposits	1,181,350	1,136,002
Borrowings	40,000	40,000
Accrued interest payable	521	361
Other liabilities	16,626	14,074
Junior subordinated debentures	17,527	17,527
Total liabilities	1,256,024	1,207,964
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, no par value, 1,467,155 shares authorized:
Series A Non-Voting Preferred Stock, no par value, 1,467,155 shares authorized at March 31, 2019 and December 31, 2018; 1,467,155 shares issued and outstanding at March 31, 2019 and December 31, 2018	8,480	8,480
Common stock, no par value, 85,000,000 shares authorized; 22,017,758 and 21,916,195 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	143,666	143,466
Accumulated deficit	(8,753)	(9,428)
Accumulated other comprehensive loss	(777)	(1,144)
Total shareholders’ equity	142,616	141,374
Total liabilities and shareholders’ equity	$1,398,640	$1,349,338
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Interest income:
Loans, including fees	$14,520	$14,045
Securities available for sale and stock	292	274
Interest-bearing deposits with financial institutions	1,355	696
Total interest income	16,167	15,015
Interest expense:
Deposits	3,624	2,478
Borrowings	492	352
Total interest expense	4,116	2,830
Net interest income	12,051	12,185
Provision for loan and lease losses	3,300	—
Net interest income after provision for loan and lease losses	8,751	12,185
Noninterest income
Service fees on deposits and other banking services	398	387
Net gain on sale of securities available for sale	—	48
Net gain on sale of Small Business Administration loans	300	—
Net loss on sale of other assets	(25)	(4)
Other noninterest income	817	624
Total noninterest income	1,490	1,055
Noninterest expense
Salaries and employee benefits	5,441	6,160
Occupancy	627	618
Equipment and depreciation	461	446
Data processing	518	392
FDIC expense	164	282
Other real estate owned expense, net	68	—
Professional fees	796	749
Business development	196	184
Loan related expense	186	170
Insurance	61	63
Other operating expense	465	469
Total noninterest expense	8,983	9,533
Income before income taxes	1,258	3,707
Income tax provision	376	—
Net income allocable to common shareholders	$882	$3,707
Basic income per common share:
Net income allocable to common shareholders	$0.04	$0.16
Diluted income per common share:
Net income allocable to common shareholders	$0.04	$0.16
Weighted average number of common shares outstanding:
Basic	21,824,363	23,156,055
Diluted	23,546,751	23,442,380
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$882	$3,707
Other comprehensive income (loss), net of tax:
Change in unrealized holding gain (loss) on securities available for sale	367	(347)
Less: Reclassification adjustment for change in accounting principle	—	(97)
Less: Reclassification adjustment for net gains (losses) included in net income	—	48
Net unrealized holding gain (loss) on securities available for sale	367	(298)
Total comprehensive income	$1,249	$3,409
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
(Unaudited)
For the Three Months Ended March 31, 2019 and 2018

	Series A Non-Voting Preferred stock		Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2018	1,467	$8,480	21,916	$143,466	$(9,428)	$(1,144)	$141,374
Implementation of ASU 2016-02	—	—	—	—	(207)	—	(207)
Issuance of restricted stock, net	—	—	102	—	—	—	—
Common stock based compensation expense	—	—	—	200	—	—	200
Net income	—	—	—	—	882	—	882
Other comprehensive loss	—	—	—	—	—	367	367
Balance at March 31, 2019	1,467	$8,480	22,018	$143,666	$(8,753)	$(777)	$142,616

	Series A Non-Voting Preferred stock		Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2017	—	$—	23,233	$150,689	$(36,670)	$(1,143)	$112,876
Implementation of ASU 2016-01	—	—	—	—	(97)	—	(97)
Issuance of restricted stock, net	—	—	72	—	—	—	—
Common stock based compensation expense	—	—	—	179	—	—	179
Common stock options exercised	—	—	8	28	—	—	28
Net income	—	—	—	—	3,707	—	3,707
Other comprehensive income	—	—	—	—	—	(298)	(298)
Balance at March 31, 2018	—	$—	23,313	$150,896	$(33,060)	$(1,441)	$116,395

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net income	$882	$3,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108	88
Provision for loan and lease losses	3,300	—
Amortization of premium on securities	38	49
Net (gain) loss on sale of securities available for sale	—	(48)
Net amortization of deferred fees and unearned income on loans	124	(16)
Net loss (gain) on sales of other real estate owned	66	—
Net loss on sale of other assets	25	4
Net gain on sale of small business administration loans	(300)	—
Small business administration loan originations	(4,751)	—
Proceeds from sale of small business administration loans	5,077	—
Stock-based compensation expense	200	179
Other	—	59
Changes in operating assets and liabilities:
Net (increase) decrease in accrued interest receivable	(50)	57
Net decrease in other assets	8,015	1,195
Net decrease in income taxes receivable	177	4
Net increase in accrued interest payable	160	24
Net decrease in other liabilities	(8,273)	(2,876)
Net cash provided by operating activities	4,798	2,426
Cash Flows From Investing Activities:
Net decrease in interest-bearing time deposits with financial institutions	—	500
Maturities of and principal payments received on securities available for sale and other stock	2,293	1,596
Purchase of securities available for sale and other stock	—	(340)
Proceeds from sale of securities available for sale and other stock	—	6,883
Purchase of other investments	(594)	(89)
Proceeds from sale of other real estate owned	1,107	—
Net decrease in loans	16,739	971
Purchases of premises and equipment	(68)	(207)
Proceeds from sale of other assets	29	32
Net cash provided by investing activities	19,506	9,346
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	45,348	(25,365)
Proceeds from borrowings	20,000	11,000
Payments of borrowings	(20,000)	(11,000)
Proceeds from exercise of common stock options	—	28
Net cash provided by (used in) financing activities	45,348	(25,337)
Net increase (decrease) in cash and cash equivalents	69,652	(13,565)
Cash and Cash Equivalents, beginning of period	187,718	198,208
Cash and Cash Equivalents, end of period	$257,370	$184,643
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$3,956	$2,806
Cash paid for income taxes	$—	$1
Non-Cash Investing Activities:
Transfer of loans into other assets	$58	$—
Transfer of loans into other real estate owned	$—	$1,346
Impact of change in accounting principle	$—	$97
Assumption of debt upon foreclosure of property	$—	$727
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,618	$—
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

2. Significant Accounting Policies
Except as discussed below, our accounting policies are described in Note 2, Significant Accounting Policies of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (“Form 10-K”).
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
Principles of Consolidation
Our consolidated financial statements for the three months ended March 31, 2019 and 2018 include the accounts of PMBC, the Bank and PMAR. All significant intercompany balances and transactions were eliminated in consolidation.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability measured on a discounted basis and a right-of-use asset a specified asset for the lease term. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged and the accounting for sale and leaseback transactions were simplified. We elected most of the new standard’s available transition practical expedients. The new standard had a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our office and equipment operating leases; and (2) providing significant new disclosures about our leasing activities. The new standard also provides practical expedients for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we did not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides an additional transition method upon adoption of ASU 2016-02. The guidance allows an entity to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to beginning retained earnings in the period of adoption. In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements,” which provides additional guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers, requires lessors that are banking institutions to present all "principal payments received under leases" within investing activities, and exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. On adoption of these accounting standards, we recognized additional operating liabilities of $11.1 million, with corresponding ROU assets of the same or less amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We recorded a $207 thousand adjustment to our beginning retained earnings. This guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We adopted this guidance on January 1, 2019.
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
FHLB and FRBSF Stock. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF. During the three months ended March 31, 2019, we purchased no FHLB or FRBSF stock. No shares of FHLB stock or FRBSF stock were called during the three months ended March 31, 2019. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.
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
Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018:

	At March 31, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Debt securities available for sale
U.S. Treasury securities	$1,990	$—	$1,990	$—
Commercial mortgage backed securities issued by U.S. Agencies	4,544	—	4,544	—
Residential mortgage backed securities issued by U.S. agencies	22,887	—	22,887	—
Total debt securities available for sale at fair value	$29,421	$—	$29,421	$—

	At December 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Debt securities available for sale
U.S. Treasury securities	$2,980	$—	$2,980	$—
Commercial mortgage backed securities issued by U.S. Agencies	4,534	—	4,534	—
Residential mortgage backed securities issued by U.S. agencies	23,717	—	23,717	—
Total debt securities available for sale	31,231	—	31,231	—
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

	At March 31, 2019				At December 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Impaired loans	$1,321	$—	$—	$1,321	$4,226	$—	$—	$4,226
Other foreclosed assets	96	—	96	—	91	—	91	—
Other real estate owned	—	—	—	—	1,173	—	1,173	—
Total	$1,417	$—	$96	$1,321	$5,490	$—	$1,264	$4,226

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of March 31, 2019, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of March 31, 2019	Valuation Techniques(2)	Unobservable Inputs(2)	Range	Weighted Average
	(Dollars in thousands)
Assets
Impaired loans	$1,321	Third-Party Pricing	Discounted cash flow	N/A (1)	N/A (1)

(1)
As part of our process, we obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.

(2)	As of March 31, 2019, there has been no change to our valuation techniques or the types of unobservable inputs used in the calculation of fair value from December 31, 2018.

Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of March 31, 2019 and December 31, 2018, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At March 31, 2019					At December 31, 2018
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$257,370	$257,370	$257,370	$—	$—	$187,718	$187,718	187,718	—	—
Interest-bearing deposits with financial institutions	2,420	2,420	2,420	—	—	2,420	2,420	2,420	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	8,822	8,822	8,822	—	—	8,822	8,822	8,822	—	—
Loans, net	1,062,997	1,047,449	—	—	1,047,449	1,083,240	1,066,147	—	—	1,066,147
Accrued interest receivable	4,053	4,053	4,053	—	—	4,003	4,003	4,003	—	—
Financial liabilities:
Noninterest bearing deposits	364,083	364,083	364,083	—	—	340,406	340,406	340,406	—	—
Interest-bearing deposits	817,267	816,899	—	816,899	—	795,596	794,321	—	794,321	—
Borrowings	40,000	40,003	—	40,003	—	40,000	39,976	—	39,976	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	521	521	521	—	—	361	361	361	—	—

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at March 31, 2019 and December 31, 2018:

(Dollars in thousands)	March 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
U.S. Treasury securities	$1,999	$—	$(9)	$1,990	$2,999	$—	$(19)	$2,980
Commercial mortgage backed securities issued by U.S. Agencies(1)	4,465	79	—	4,544	4,495	40	(1)	4,534
Residential mortgage backed securities issued by U.S. Agencies(2)	23,437	2	(552)	22,887	24,739	1	(1,023)	23,717
Total	$29,901	$81	$(561)	$29,421	$32,233	$41	$(1,043)	$31,231

(1)	Secured by first liens on commercial apartment building mortgages.

(2)	Secured by closed-end first liens on 1-4 family residential mortgages.

At March 31, 2019 and December 31, 2018, U.S. agency residential mortgage backed securities with an aggregate fair market value of $12.8 million and $18.2 million, respectively, were pledged to secure repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at March 31, 2019 and December 31, 2018 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At March 31, 2019 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$6,890	$13,298	$8,421	$1,292	$29,901
Securities available for sale, estimated fair value	6,750	13,086	8,280	1,305	29,421
Weighted average yield	1.49%	1.65%	2.13%	3.26%	1.82%

	At December 31, 2018 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$7,874	$13,466	$9,971	$922	$32,233
Securities available for sale, estimated fair value	7,663	12,934	9,710	924	31,231
Weighted average yield	1.46%	1.62%	2.22%	3.13%	1.81%
We purchased no securities available for sale during the three months ended March 31, 2019 or during the three months ended March 31, 2018. During the three months ended March 31, 2018, we had sales proceeds of $2.1 million on the sale of debt securities available for sale, with a gain of $53 thousand, and sales proceeds of $4.8 million on the sale of our equity securities, with a loss of $5 thousand. We had no sales of securities available for sale during the three months ended March 31, 2019.
The tables below indicate, as of March 31, 2019 and December 31, 2018, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at March 31, 2019
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$—	$—	$1,990	$(9)	$1,990	$(9)
Residential mortgage backed securities issued by U.S. Agencies	—	—	22,742	(552)	22,742	(552)
Total	$—	$—	$24,732	$(561)	$24,732	$(561)

	Securities with Unrealized Loss at December 31, 2018
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$—	$—	$2,980	$(19)	$2,980	$(19)
Commercial mortgage backed securities issued by U.S. Agencies	999	(1)	—	—	999	(1)
Residential mortgage backed securities issued by U.S. Agencies	361	(3)	23,299	(1,020)	23,660	(1,023)
Total	$1,360	$(4)	$26,279	$(1,039)	$27,639	$(1,043)
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
Through the impairment assessment process, we determined that there were no available-for-sale debt securities that were other-than-temporarily impaired at March 31, 2019. We recorded no impairment credit losses on available-for-sale debt securities in our consolidated statements of operations for the three months ended March 31, 2019 and 2018.

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of March 31, 2019 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).
Equity Investments Without Readily Determinable Fair Value
As of March 31, 2019, we had three investments in private companies and limited partnerships without a readily determinable fair value. As of March 31, 2019, we owned less than 3% of the total investment in each such company or partnership. Under ASU 2016-01, we elected to measure these equity investments using the measurement alternative, which requires that these investments are measured at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. During the three months ended March 31, 2019, these investments were not impaired and there were no observable price changes. As a result, the balance shown below as of March 31, 2019 represents the cost of the investments and is included within other assets on the consolidated statements of financial condition. Prior to the adoption of ASU 2016-01, these investments were accounted for under the cost method of accounting and included within other assets on the consolidated statements of financial condition. During the three months ended March 31, 2019, we had $594 thousand of capital contributions to these investments. We had $89 thousand of capital contributions to these investments during the three months ended March 31, 2018. As of March 31, 2019 and December 31, 2018, our equity investments without readily determinable fair value were as follows:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Equity investments without readily determinable fair value	$1,834	$1,240

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$448,021	41.8%	$444,441	40.6%
Commercial real estate loans – owner occupied	213,334	19.9%	211,645	19.3%
Commercial real estate loans – all other	220,106	20.5%	226,441	20.7%
Residential mortgage loans – multi-family	91,856	8.6%	97,173	8.9%
Residential mortgage loans – single family	19,776	1.8%	21,176	1.9%
Construction and land development loans	29,261	2.7%	38,496	3.5%
Consumer loans	49,549	4.6%	54,514	5.0%
Gross loans	1,071,903	100.0%	1,093,886	100.0%
Deferred fee (income) costs, net	2,608		2,860
Allowance for loan and lease losses	(11,514)		(13,506)
Loans, net	$1,062,997		$1,083,240
At March 31, 2019 and December 31, 2018, real estate loans of approximately $847 million and $807 million, respectively, were pledged to secure borrowings obtained from the FHLB and to support our unfunded borrowing capacity. At March 31, 2019 and December 31, 2018, real estate and consumer loans of $228 million and $51 million, respectively, were pledged to secure borrowings from the FRB to support our unfunded borrowing capacity. No loans were sold during either the three months ended March 31, 2019 or March 31, 2018. During the three months ended March 31, 2019 and March 31, 2018, we purchased no loans.
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

Set forth below is a summary of the activity in the ALLL, by portfolio type, during the three months ended March 31, 2019 and 2018:

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL in the three months ended March 31, 2019:
Balance at beginning of period	$8,071	$3,643	$426	$1,290	$76	$13,506
Charge offs	(5,669)	—	—	(29)	—	(5,698)
Recoveries	401	—	—	5	—	406
Provision	4,092	(934)	(131)	220	53	3,300
Balance at end of period	$6,895	$2,709	$295	$1,486	$129	$11,514
ALLL in the three months ended March 31, 2018:
Balance at beginning of period	$9,155	$2,906	$650	$1,043	$442	$14,196
Charge offs	(1,068)	—	—	—	—	(1,068)
Recoveries	272	—	—	5	—	277
Provision	(725)	349	238	64	74	—
Balance at end of period	$7,634	$3,255	$888	$1,112	$516	$13,405

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of March 31, 2019 and December 31, 2018.

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL balance at March 31, 2019 related to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	6,895	2,709	295	1,486	129	11,514
Total	$6,895	$2,709	$295	$1,486	$129	$11,514
Loans balance at March 31, 2019 related to:
Loans individually evaluated for impairment	$351	$807	$—	$—	$—	$1,158
Loans collectively evaluated for impairment	447,670	524,489	29,261	69,325	—	1,070,745
Total	$448,021	$525,296	$29,261	$69,325	$—	$1,071,903
ALLL balance at December 31, 2018 related to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	8,071	3,643	426	1,290	76	13,506
Total	$8,071	$3,643	$426	$1,290	$76	$13,506
Loans balance at December 31, 2018 related to:
Loans individually evaluated for impairment	$3,352	$831	$—	$43	$—	$4,226
Loans collectively evaluated for impairment	441,089	534,428	38,496	75,647	—	1,089,660
Total	$444,441	$535,259	$38,496	$75,690	$—	$1,093,886

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factor into our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at March 31, 2019 and December 31, 2018:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At March 31, 2019
Commercial loans	$351	$—	$—	$351	$447,670	$448,021	$—
Commercial real estate loans – owner-occupied	807	—	—	807	212,527	213,334	—
Commercial real estate loans – all other	—	—	—	—	220,106	220,106	—
Residential mortgage loans – multi-family	—	—	—	—	91,856	91,856	—
Residential mortgage loans – single family	—	—	—	—	19,776	19,776	—
Construction and land development loans	—	—	—	—	29,261	29,261	—
Consumer loans	—	—	—	—	49,549	49,549	—
Total	$1,158	$—	$—	$1,158	$1,070,745	$1,071,903	$—
At December 31, 2018
Commercial loans	$—	$3,705	$4,273	$7,978	$436,463	$444,441	$1,278
Commercial real estate loans – owner-occupied	—	831	—	831	210,814	211,645	—
Commercial real estate loans – all other	—	—	—	—	226,441	226,441	—
Residential mortgage loans – multi-family	—	—	—	—	97,173	97,173	—
Residential mortgage loans – single family	—	—	—	—	21,176	21,176	—
Construction and land development loans	—	—	—	—	38,496	38,496	—
Consumer loans	13	—	—	13	54,501	54,514	—
Total	$13	$4,536	$4,273	$8,822	$1,085,064	$1,093,886	$1,278
Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at March 31, 2019. There were $1.3 million of loans 90 days or more past due and still accruing interest at December 31, 2018. In certain instances, when a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received (referred to as full nonaccrual basis of accounting), except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income (referred to as nonaccrual cash basis of accounting). Nonaccrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.
The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$475	$3,352
Commercial real estate loans – owner occupied	807	831
Consumer	39	43
Total(1)	$1,321	$4,226

(1)    Nonaccrual loans may include loans that are currently considered performing loans.

 We classify our loan portfolio using internal asset quality ratings. The following table provides a summary of loans by portfolio type and our internal asset quality ratings as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Pass:
Commercial loans	$429,800	$428,287
Commercial real estate loans – owner occupied	207,659	205,914
Commercial real estate loans – all other	220,106	226,441
Residential mortgage loans – multi family	91,856	97,173
Residential mortgage loans – single family	19,776	21,176
Construction and land development loans	29,261	38,496
Consumer loans	49,441	54,415
Total pass loans	$1,047,899	$1,071,902
Special Mention:
Commercial loans	$15,152	$10,411
Commercial real estate loans – owner occupied	4,869	4,900
Total special mention loans	$20,021	$15,311
Substandard:
Commercial loans	$3,069	$5,743
Commercial real estate loans – owner occupied	806	831
Consumer loans	108	99
Total substandard loans	$3,983	$6,673
Doubtful:
Total doubtful loans	$—	$—
Total Loans:	$1,071,903	$1,093,886
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
The following table sets forth information regarding impaired loans, at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Impaired loans:
Nonaccruing loans	$1,321	$4,226
Nonaccruing restructured loans(1)	—	—
Accruing restructured loans(1)(2)	—	—
Total impaired loans	$1,321	$4,226
Impaired loans less than 90 days delinquent and included in total impaired loans	$1,321	$1,232

(1)	As of March 31, 2019 and December 31, 2018, we had no restructured loans.

(2)	See “Troubled Debt Restructurings” below for a description of accruing restructured loans at March 31, 2019 and December 31, 2018.

The table below contains additional information with respect to impaired loans, by portfolio type, as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$475	$654	$—	$3,352	$4,516	$—
Commercial real estate loans – owner occupied	807	912	—	831	925	—
Consumer loans	39	62	—	43	65	—
Total	1,321	1,628	—	4,226	5,506	—
With allowance recorded:
Total	—	—	—	—	—	—
Total
Commercial loans	$475	$654	$—	$3,352	$4,516	$—
Commercial real estate loans – owner occupied	807	912	—	831	925	—
Consumer loans	39	62	—	43	65	—
Total	1,321	1,628	—	4,226	5,506	—

(1)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At March 31, 2019 and December 31, 2018, there were $1.3 million and $4.2 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at March 31, 2019 for which no specific reserves were allocated, $1.3 million had been deemed impaired in the prior year.
Average balances and interest income recognized on impaired loans, by portfolio type, for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019		2018
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$1,914	$—	$3,813	$62
Commercial real estate loans – owner occupied	819	—	887	—
Commercial real estate loans – all other	—	—	1,523	—
Residential mortgage loans – single family	—	—	85	—
Consumer loans	41	—	55	—
Total	2,774	—	6,363	62
With allowance recorded:
Commercial loans	—	—	418	9
Total	—	—	418	9
Total
Commercial loans	1,914	—	4,231	71
Commercial real estate loans – owner occupied	819	—	887	—
Commercial real estate loans – all other	—	—	1,523	—
Residential mortgage loans – single family	—	—	85	—
Consumer loans	41	—	55	—
Total	$2,774	$—	$6,781	$71
The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $28 thousand and $187 thousand during the three months ended March 31, 2019 and 2018, respectively.
Troubled Debt Restructurings (“TDRs”)
Pursuant to the FASB's ASU No. 2011-2, A Creditor’s Determination of whether a Restructuring is a Troubled Debt Restructuring, the Bank's TDRs totaled $0 at both March 31, 2019 and December 31, 2018. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the form of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower’s cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower’s loan will be reinstated.
There were no loans restructured as TDRs during the three months ended March 31, 2019 or 2018.

6. Leases
We have historically entered into a number of lease arrangements under which we are the lessee.  Specifically, all of our physical locations are subject to operating leases.  In addition, we have elected the short-term lease practical expedient related to operating leases.
Two of our office leases, including our corporate headquarters, include multiple optional renewal periods.  To the extent we conclude that it is reasonably certain that a renewal option will be exercised, that renewal period is then included in the lease term, and the related payments are reflected in the ROU asset and lease liability.  Generally, we consider any additional renewal periods to be reasonably certain of being exercised.
All of our leases include fixed rental payments.  We commonly enter into leases under which the lease payments increase at pre-determined dates.  While the majority of our leases are gross leases, we also have a number of leases in which we make separate payments to the lessor based on the lessor’s property and casualty insurance costs and the property taxes assessed on the property, as well as a portion of the common area maintenance associated with the property.
During the three months ended March 31, 2019, we recognized rent expense associated with our leases as follows:

Three Months Ended March 31,
2019
Lease cost	(Dollars in thousands)
Operating lease cost	$556
Short-term lease cost(1)	40
Total lease cost	$596

Weighted-average remaining lease term—operating leases (in years)	5.76

(1)    Includes leases that are less than 12 months and equipment leases that are accounted for on a cash basis.
Because we generally do not have access to the rate implicit in the lease, we utilize our borrowing rate with the FHLB as the discount rate.  The weighted average discount rate associated with operating leases as of March 31, 2019 is 1.68%.
Supplemental balance sheet information related to leases was as follows:

	Financial Statement Classification	March 31, 2019
		(Dollars in thousands)
Operating right-of-use assets	Other assets	$10,105
Operating lease liabilities	Other liabilities	$10,545
During the three months ended March 31, 2019, we had the following cash and non-cash activities associated with our leases:

Three Months Ended March 31,
2019
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases (fixed payments)	$559

Non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,618

Maturities of operating lease liabilities as of March 31, 2019 are as follows:

(Dollars in thousands)
For the years ending December 31,
Remainder of 2019	1,716
2020	1,954
2021	1,695
2022	1,702
2023	1,708
2024 and beyond	2,285
Total	11,060
Less: Imputed interest	515
Total Lease liabilities	10,545
7. Income Taxes
For the three months ended March 31, 2019, we had income tax expense of $376 thousand as a result of our operating income. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and based on its evaluation, management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at March 31, 2019. Significant positive evidence included our three-year cumulative income position, continued improvement in asset quality, and the expectation that we will continue to have positive earnings based on ten trailing quarters of positive income and our forecast. Negative evidence included our accumulated deficit.
For the three months ended March 31, 2018, we had no provision for income tax recorded as a result of our full valuation allowance of $11.6 million at March 31, 2018. During the three months ended March 31, 2018, management evaluated the positive and negative evidence and determined that there was enough negative evidence to support the full valuation allowance of $11.6 million at March 31, 2018. While management believed that the Company would be able to realize the deferred tax asset within the period that our operating losses may be carried forward, we were unable to assert the timing as to when that realization would occur. Negative evidence at March 31, 2018 included our accumulated deficit and our three-year cumulative loss position.
We file income tax returns with the U.S. federal government and the State of California. As of March 31, 2019, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2015 to 2017 tax years and the Franchise Tax Board for California state income tax returns for the 2014 to 2017 tax years. Net operating losses on our U.S. federal and California state income tax returns may be carried forward up to 20 years. As of March 31, 2019, we do not have any unrecognized tax benefits.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three months ended March 31, 2019 and 2018.
8. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan (the “2010 Incentive Plan”), which authorized and set aside a total of 400,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. An additional 158,211 shares of common stock were also set aside which was equal to the total of the shares that were available for the grant of equity incentives under our shareholder-approved 2008 and 2004 Equity Incentive Plans (the “Previously Approved Plans”) at the time of the adoption of the 2010 Incentive Plan. Options to purchase a total of 66,442 shares of our common stock granted under the Previously Approved Plans were outstanding at March 31, 2019. The 2010 Incentive Plan provides that if any of these outstanding options under the Previously Approved Plans expire or are terminated for any reason, then the number of shares that would become available for grants or awards of equity incentives under the 2010 Incentive Plan would be increased by an equivalent number of shares. At the Annual Shareholders meeting held in May 2013, our shareholders approved an additional 800,000 share increase in the maximum number of shares of our common stock that may be issued pursuant to grants or exercises of options or restricted shares or other equity incentives under the 2010 Incentive Plan, of which 357,517 shares of restricted stock, net of shares withheld for taxes, have vested as of March 31, 2019 thereby decreasing the maximum number of shares authorized under the 2010 Incentive Plan. As a result, as of March 31, 2019, the maximum number of shares that were authorized for the grant of options or other equity incentives under the 2010 Incentive Plan totaled 1,067,136 (assuming that all shares of our common stock subject to options and other equity awards expire or are terminated prior to vesting), or approximately 5% of the shares of our common stock then outstanding.
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
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at March 31, 2019 under the 2010 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company, under the 2010 Incentive Plan, has also granted restricted stock for the benefit of its employees and directors. These restricted shares vest over a period ranging from three to five years for employees and one year for directors. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients do not pay any cash consideration for the shares.
Stock Options
The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended March 31,
Assumptions with respect to:	2019(1)	2018
Expected volatility	—%	30%
Risk-free interest rate	—%	2.69%
Expected dividends	—%	—%
Expected term (years)	0	5.8
Weighted average fair value of options granted during period	$—	$2.81

(1)    No stock options were granted during the three months ended March 31, 2019.
The following table summarizes the stock option activity under the Company’s equity incentive plans during the three months ended March 31, 2019 and 2018, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2019		2018
Outstanding – January 1,	864,330	$6.86	792,577	$6.41
Granted	—	—	154,011	8.20
Exercised	—	—	(8,000)	3.48
Forfeited/Canceled	(3,162)	8.49	(7,150)	6.47
Outstanding – March 31,	861,168	6.85	931,438	6.73
Options Exercisable – March 31,	708,643	$6.64	624,474	$6.32
Options Vested – March 31,	708,643	$6.64	624,474	$6.32
Options to purchase 0 and 8,000 shares of our common stock were exercised during the three months ended March 31, 2019 and 2018, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2019 and 2018 was $0 and $45 thousand, respectively. The fair value of options that vested during the three months ended March 31, 2019 and 2018 was $337 thousand and $275 thousand, respectively.
The following table provides additional information regarding the vested and unvested options that were outstanding at March 31, 2019.

Options Outstanding as of March 31, 2019					Options Exercisable as of March 31, 2019(1)
Exercise Price	Vested	Unvested	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price Per Share
$2.97 – $3.99	18,003	—	$3.48	2.20	18,003	$3.48
$4.00 – $4.99	16,000	—	4.34	2.05	16,000	4.34
$5.00– $5.99	15,000	—	5.30	4.22	15,000	5.30
$6.00– $6.99	454,868	41,619	6.61	5.25	454,868	6.58
$7.00-$8.90	204,772	110,906	7.63	7.67	204,772	7.34
	708,643	152,525	$6.85	6.00	708,643	$6.64

(1)	The weighted average remaining contractual life of the options that were exercisable as of March 31, 2019 was 5.49 years.
The aggregate intrinsic value of options that were outstanding and exercisable under the 2010 Incentive Plan at March 31, 2019 and December 31, 2018 was $719 thousand and $388 thousand, respectively.

A summary of the status of the unvested options outstanding as of March 31, 2019 and 2018, and changes in the weighted average grant date fair values of the unvested options during the three months ended March 31, 2019 and 2018, are set forth in the following table.

	For the three months ended March 31,
	2019		2018
	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value Per Share	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value Per Share
Unvested at the beginning of the period	275,457	$2.79	255,348	$2.80
Granted	—	—	154,011	2.81
Vested	(119,770)	2.82	(95,245)	2.88
Forfeited/Canceled	(3,162)	2.89	(7,150)	2.66
Unvested at the end of the period	152,525	2.77	306,964	2.78
At March 31, 2019, the weighted average period over which nonvested awards were expected to be recognized was 2.28 years.

Restricted Stock
The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the three months ended March 31, 2019 and 2018.

	For the three months ended March 31,
	2019		2018
	Number of Shares	Average Grant Date Fair Value Per Share	Number of Shares	Average Grant Date Fair Value Per Share
Outstanding at the beginning of the period	115,031	$8.04	103,508	$7.33
Granted	105,896	8.71	75,417	8.19
Vested	(49,120)	7.80	(52,351)	7.24
Forfeited	(4,333)	9.28	(3,250)	8.08
Outstanding at the end of the period	167,474	$8.50	123,324	$7.87
Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options and restricted stock outstanding at March 31, 2019, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
Remainder of 2019	$121	$450	$571
2020	151	458	609
2021	44	327	371
2022	17	76	93
2023 and beyond	3	8	11
	$336	$1,319	$1,655
The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2019 and 2018 were $141 thousand and $179 thousand, respectively, in each case net of taxes.

9. Earnings Per Share (“EPS”)
Basic EPS excludes dilution and is computed by dividing net income or loss allocable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock that would then share in our earnings.

The following table shows how we computed basic and diluted EPS for the three months ended March 31, 2019 and 2018.

(In thousands, except per share data)	For the Three Months Ended March 31,
	2019	2018
Basic EPS:
Net income	$882	$3,707
Less dividends on preferred stock	—	—
Less dividends on common stock	—	—
Less dividends on unvested shares	—	—
Net income allocable to common shareholders	$882	$3,707
Less earnings allocated to participating securities	60	17
Earnings allocated to common shareholders	$822	$3,690
Weighted average common shares outstanding	21,824	23,156
Basic earnings per common share	$0.04	$0.16
Diluted EPS:
Earnings allocated to common shareholders	$882	$3,707
Weighted average common shares outstanding	21,824	23,156
Add dilutive effects of restricted stock grants	136	110
Add dilutive effects for assumed conversion of Series A preferred stock	1,467	—
Add dilutive effect for stock options	120	176
Weighted average diluted common shares outstanding	23,547	23,442
Diluted earnings per common share	$0.04	$0.16

(1)
The basic and diluted earnings per share amounts for the three months ended March 31, 2019 and 2018 are the same under both the Treasury Stock Method and the Two-Class Method as prescribed in FASB ASC 260-10, Earnings Per Share.

The weighted average shares that have an antidilutive effect in the calculation of diluted net income per share and have been excluded from the computations above were as follows:

	For the Three Months Ended March 31,
	2019	2018
Stock options(1)	188,582	72,744

(1)
Represents stock options that were excluded from the computation of diluted earnings per common share for the three months ended March 31, 2019 and 2018 as a result of the shares being “out-of-the-money.”

10. Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss), net
Accumulated other comprehensive income (loss), net as of March 31, 2019 and December 31, 2018 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Accumulated Other Comprehensive Income (Loss), Net
	(Dollars in thousands)
Ending balance as of December 31, 2017	$(1,143)	$(1,143)
Other comprehensive income before reclassifications, net of tax of $142 thousand	(50)	(50)
Amounts reclassified from accumulated other comprehensive loss(1)	49	49
Other comprehensive loss, net of tax of $142 thousand	(1)	(1)
Ending balance as of December 31, 2018	$(1,144)	$(1,144)
Other comprehensive income before reclassifications, net of tax of $154 thousand	367	367
Amounts reclassified from accumulated other comprehensive loss	—	—
Other comprehensive income, net of tax of $154 thousand	367	367
Ending balance as of March 31, 2019	$(777)	$(777)

(1)
This balance consists of the $48 thousand net gain on sale of available for sale debt securities included in our consolidated statement of operations offset by $97 thousand included in our consolidated statement of shareholders' equity as an adjustment to our beginning retained earnings.

11. Commitments and Contingencies
Commitments
To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At March 31, 2019 and December 31, 2018, we were committed to fund certain loans including letters of credit amounting to approximately $297 million and $302 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represent the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $350 thousand at both March 31, 2019 and December 31, 2018.
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
Borrowings
At March 31, 2019 and December 31, 2018, our borrowings and contractual obligations consisted of the following:

(Dollars in thousands)	March 31, 2019	December 31, 2018
FHLB advances—short-term	$40,000	$40,000
FHLB advances—long-term	—	—
Total	$40,000	$40,000

The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 2.65% for the three months ended March 31, 2019.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
10,000	2.66%	May 28, 2019
10,000	2.65%	June 26, 2019
10,000	2.64%	July 15, 2019
10,000	2.63%	September 4, 2019
At March 31, 2019, $847 million of loans were pledged to support our FHLB borrowings and our unfunded borrowing capacity. As of March 31, 2019, we had unused borrowing capacity of $357 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the three months ended March 31, 2019 was $40 million.
As of December 31, 2018, we had $40.0 million of outstanding short-term borrowings and no outstanding long-term borrowings that we had obtained from the FHLB. These borrowings had a weighted-average annualized interest rate of 2.54% for the year ended December 31, 2018. As of December 31, 2018, we had unused borrowing capacity of $365 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2018 was $40.9 million.
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
In December 2016, following an ongoing review related to alleged discriminatory practices within our discontinued mortgage banking business, we received notice that the U.S. Department of Justice (“DOJ”) had authorized a potential enforcement action against the Bank. During the year ended December 31, 2018, we settled this matter with the DOJ for $1.0 million, which we have fully accrued and funded as of March 31, 2019.
Based on our evaluation of the remaining lawsuits and other proceedings that were pending against us as of March 31, 2019, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our results of operations or cash flows for any particular reporting period.

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

The following table sets forth information regarding the net interest income and noninterest income for our commercial banking segment for the three months ended March 31, 2019 and 2018.

(Dollars in thousands)	Commercial	Other(1)	Total
Net interest income for the three months ended March 31,
2019	$12,284	$(233)	$12,051
2018	$11,601	$584	$12,185
Noninterest income for the three months ended March 31,
2019	$1,483	$7	$1,490
2018	$1,049	$6	$1,055
Segment Assets at:
March 31, 2019	$1,398,165	$475	$1,398,640
December 31, 2018	$1,349,097	$241	$1,349,338

(1)	Represents net interest income and noninterest income for PMAR and PMBC.

13. Regulatory Capital
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
The following table sets forth the capital and capital ratios of the Bank (on a stand-alone basis) at March 31, 2019, as compared to the regulatory requirements applicable to it.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk Weighted Assets	162,868	13.4%	104,549	At least 8.625	$121,217	At least 10.0

Common Equity Tier 1 Capital to Risk Weighted Assets	151,004	12.5%	62,124	At least 5.125	$78,791	At least 6.5

Tier 1 Capital to Risk Weighted Assets	151,004	12.5%	80,306	At least 6.625	$96,973	At least 8.0

Tier 1 Capital to Average Assets	151,004	10.9%	55,521	At least 4.0	$69,401	At least 5.0
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt correct action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. At March 31, 2019, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution under the capital adequacy guidelines described above.

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
In addition to the risk of incurring loan losses and provision for loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk that steps we have taken to strengthen our overall credit administration are not effective; the risk of a downturn in the United States economy, and domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not succeed in further reducing our remaining nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of assets; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities; the risk that our efforts to develop a robust commercial banking platform may not succeed; and the risk that we may be unable to realize our expected level of increasing deposit inflows. Readers of this Report are encouraged to review the additional information regarding these and other risks and uncertainties to which our business is subject that is contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) that we filed with the Securities and Exchange Commission (“SEC”) on March 11, 2019, as such information may be updated from time to time in subsequent Quarterly Reports on Form 10-Q that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three months ended, and our financial condition at, March 31, 2019.
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
As of March 31, 2019, our total assets, net loans and total deposits were $1.4 billion, $1.1 billion and $1.2 billion, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the three months ended March 31, 2019 and 2018, we operated as one reportable segment, Commercial Banking.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.
Results of Operations
Operating Results for the Three Months Ended March 31, 2019 and 2018
Our operating results for the three months ended March 31, 2019, compared to the same period in March 31, 2018, were as follows:

	Three Months Ended March 31,		2019 vs. 2018 % Change
	2019	2018
	(Dollars in thousands)
Interest income	$16,167	$15,015	7.7%
Interest expense	4,116	2,830	45.4%
Provision for loan and lease losses	3,300	—	100.0%
Non-interest income	1,490	1,055	41.2%
Non-interest expense	8,983	9,533	(5.8)%
Income tax expense	376	—	100.0%
Net income	882	3,707	(76.2)%
Interest Income
Three Months Ended March 31, 2019 and 2018
Total interest income increased 7.7% to $16.2 million for the three months ended March 31, 2019 from $15.0 million for the three months ended March 31, 2018. This was primarily due to an increase in interest earned on loans and short-term investments as a result of higher average balances and an increase in the average yield during the three months ended March 31, 2019 as compared to the same prior year period. During the three months ended March 31, 2019 and 2018, interest income on loans was $14.5 million and $14.0 million, respectively, yielding 5.45% and 5.36% on average loan balances of $1.1 billion and $1.1 billion, respectively. The increase in average loan yield is primarily attributable to the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) raising short-term interest rates by 75 basis points since the first quarter of 2018, partially offset by the reversal of $114 thousand of interest income during the first quarter of 2019 and the recovery of $769 thousand in interest income on one loan relationship that had been on nonaccrual status but was paid off during the three months ended March 31, 2018.
During the three months ended March 31, 2019 and 2018, interest income from our securities available-for-sale and stock was $292 thousand and $274 thousand, respectively, yielding 3.02% and 2.59% on average balances of $39.2 million and $43.0 million, respectively. The average securities balances decreased as a result of the maturities of, and payments on, securities available-for-sale, partially offset by the purchase of $2.5 million in available-for-sale securities during 2018. Interest income from our short-term investments, including our Federal Funds sold and interest-bearing deposits, was $1.4 million and $696 thousand for the three months ended March 31, 2019 and 2018, respectively, yielding 2.44% and 1.56% on average balances of $225.6 million and $180.6 million, respectively. The increase in interest income from our short-term investments was primarily attributable to a higher average balance during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, and an increase in the average yield during the same period. The increase in the average yield is attributable to the Federal Reserve Board raising short-term interest rates by 75 basis points since the first quarter of 2018. As a result, total interest income on investments increased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Interest Expense
Three Months Ended March 31, 2019 and 2018
Total interest expense increased 45.4% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily due to an increase in our cost of funds from 1.35% at March 31, 2018 to 1.89% at March 31, 2019 and an increase in the average balance of interest-bearing liabilities from $849.8 million at March 31, 2018 to $883.2 million at March 31, 2019, which consisted of deposits, borrowings and junior subordinated debentures. Our cost of funds increased as a result of the actions of the Federal Reserve Board to raise short-term interest rates by 75 basis points since the first quarter of 2018. The increase in our average balance of interest-bearing liabilities is primarily the result of higher deposits due to new client acquisition, our decision to increase the rate of interest paid on our non-maturing interest bearing deposits and our certificates of deposit resulting from the rising interest rate environment, and an increase in our Federal Home Loan Bank (“FHLB”) borrowings. Interest expense on our certificates of deposit for the three months ended March 31, 2019 and 2018 was $1.3 million and $1.4 million, respectively, with a cost of funds of 2.01% and 1.56% on average balances of $272.3 million and $358.3 million, respectively.

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
As a result of the Federal Reserve Board raising interest rates by 75 basis points since the first quarter of 2018, we experienced expansion in our net interest margin. The favorable impact of higher prevailing interest rates on our asset-sensitive balance sheet was evidenced in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. While we are unable to ascertain whether the Federal Reserve Board will continue to increase short-term interest rates in the future, we expect the favorable impact on our net interest margin to remain in the event that interest rates continue to rise. However, we believe that the competition for deposits is increasing and could lead to increases in the cost of interest-bearing deposit liabilities that may partially offset the contractual increase in the yield on earning assets.
The following table sets forth information regarding our average balances, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended March 31, 2019 and 2018. Average balances are calculated based on average daily balances.

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$225,561	$1,355	2.44%	$180,605	$696	1.56%
Securities available for sale and stock(2)	39,203	292	3.02%	42,968	274	2.59%
Loans(3)	1,080,771	14,520	5.45%	1,062,938	14,045	5.36%
Total interest-earning assets	1,345,535	16,167	4.87%	1,286,511	15,015	4.73%
Noninterest-earning assets
Cash and due from banks	15,084			15,835
All other assets	29,231			6,383
Total assets	$1,389,850			$1,308,729
Interest-bearing liabilities:
Interest-bearing checking accounts	$95,475	$161	0.68%	$84,581	$113	0.54%
Money market and savings accounts	457,975	2,114	1.87%	349,330	984	1.14%
Certificates of deposit	272,256	1,349	2.01%	358,301	1,381	1.56%
Other borrowings	40,000	258	2.62%	40,044	166	1.68%
Junior subordinated debentures	17,527	234	5.41%	17,527	186	4.30%
Total interest bearing liabilities	883,233	4,116	1.89%	849,783	2,830	1.35%
Noninterest bearing liabilities
Demand deposits	341,134			331,842
Accrued expenses and other liabilities	22,277			10,920
Shareholders’ equity	143,206			116,184
Total liabilities and shareholders’ equity	$1,389,850			$1,308,729
Net interest income		$12,051			$12,185
Net interest income/spread			2.98%			3.38%
Net interest margin			3.63%			3.84%

(1)	Short-term investments consist of Federal Funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.

(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth changes in interest income, including loan fees, and interest paid in the three months ended March 31, 2019 and 2018 and the extent to which those changes were attributable to changes in (i) the volumes of or the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$203	$456	$659
Securities available for sale and stock(2)	(25)	43	18
Loans	238	237	475
Total earning assets	416	736	1,152
Interest expense
Interest-bearing checking accounts	16	32	48
Money market and savings accounts	370	760	1,130
Certificates of deposit	(375)	343	(32)
Borrowings	—	92	92
Junior subordinated debentures	—	48	48
Total interest-bearing liabilities	11	1,275	1,286
Net interest income	$405	$(539)	$(134)

(1)	Short-term investments consist of Federal Funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.
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
We recorded a $3.3 million provision for loan and lease losses during the three months ended March 31, 2019 as a result of total charge offs of $5.7 million, which primarily related to one large credit, partially offset by a decline in the level of classified assets. We recorded no provision for loan and lease losses during the three months ended March 31, 2018 primarily as a result of reserves for new loan growth being offset by a decline in the level of classified assets. During the three months ended March 31, 2019, we had net charge-offs of $5.3 million.
See “—Financial Condition—Nonperforming Assets and Allowance for Loan and Lease Losses” below in this Item 2 for additional information regarding the ALLL.
Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	Amount	Amount	Percentage Change
	2019	2018	2019 vs. 2018
	(Dollars in thousands)
Service fees on deposits and other banking services	$398	$387	2.8%
Net gain on sale of securities available for sale	—	48	(100.0)%
Net loss on sale of other assets	(25)	(4)	525.0%
Net gain on sale of Small Business Administration loans	300	—	100.0%
Other noninterest income	817	624	30.9%
Total noninterest income	$1,490	$1,055	41.2%
Three Months Ended March 31, 2019 and 2018
Noninterest income increased by $435 thousand, or 41.2%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily as a result of:

•	An increase in gain on sale of SBA loans during the first quarter of 2019 as compared to the same period in 2018; and

•	An increase in credit card and wire transfer fees during the first quarter of 2019 as compared to the same period in 2018; partially offset by

•	A gain of $48 thousand on the sale of securities available for sale during the three months ended March 31, 2018 that did not occur in the same period in 2019.
Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense during the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018	2019 vs. 2018
	Amount	Amount	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$5,441	$6,160	(11.7)%
Occupancy	627	618	1.5%
Equipment and depreciation	461	446	3.4%
Data processing	518	392	32.1%
FDIC expense	164	282	(41.8)%
Other real estate owned expense, net	68	—	100.0%
Professional fees	796	749	6.3%
Business development	196	184	6.5%
Loan related expense	186	170	9.4%
Insurance	61	63	(3.2)%
Other operating expenses (1)	465	469	(0.9)%
Total noninterest expense	$8,983	$9,533	(5.8)%

(1)	Other operating expenses primarily consist of telephone, investor relations, promotional, regulatory expenses, and correspondent bank fees.

Three Months Ended March 31, 2019 and 2018
Noninterest expense decreased $550 thousand, or 5.8%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily as a result of:

•	A decrease of $719 thousand in salaries and employee benefits primarily related to a decrease in the incentive compensation accrual during the first quarter of 2019;

•	A decrease of $118 thousand in our FDIC insurance expenses primarily related to a decrease in our premium; partially offset by

•	An increase of $47 thousand in our professional fees primarily related to higher legal fees in the first quarter of 2019;

•	An increase of $126 thousand in our data processing fees primarily related to a higher loan and deposit volume in the first quarter of 2019; and

•
An increase in various expense accounts related to the normal course of operating, including expenses related to loan production and business development during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Provision for Income Tax
For the three months ended March 31, 2019, we had income tax expense of $376 thousand as a result of our operating income. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and based on its evaluation, management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at March 31, 2019. Significant positive evidence included our three-year cumulative income position, continued improvement in asset quality, and the expectation that we will continue to have positive earnings based on ten trailing quarters of positive income and our forecast. Negative evidence included our accumulated deficit.
For the three months ended March 31, 2018, we had no provision for income tax recorded as a result of our full valuation allowance of $11.6 million at March 31, 2018. During the three months ended March 31, 2018, management evaluated the positive and negative evidence and determined that there was enough negative evidence to support the full valuation allowance of $11.6 million at March 31, 2018. While management believed that the Company would be able to realize the deferred tax asset within the period that our operating losses may be carried forward, we were unable to assert the timing as to when that realization would occur. Negative evidence at March 31, 2018 included our accumulated deficit and our three-year cumulative loss position.
Financial Condition
Assets
Our total assets increased by $49 million at March 31, 2019 compared to December 31, 2018. The following table sets forth the composition of our interest earning assets at:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$246,338	$174,468
Interest-bearing time deposits with financial institutions	2,420	2,420
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,822	8,822
Securities available for sale, at fair value	29,421	31,231
Loans (net of allowances of $11,514 and $13,506, respectively)	1,062,997	1,083,240

(1)	Includes interest-earning balances maintained at the FRBSF.
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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of March 31, 2019 and December 31, 2018:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at March 31, 2019:
U.S. Treasury securities	$1,999	$—	$(9)	$1,990
Commercial mortgage backed securities issued by U.S. Agencies	4,465	79	—	4,544
Residential mortgage backed securities issued by U.S. Agencies	23,437	2	(552)	22,887
Total securities available for sale	$29,901	$81	$(561)	$29,421
Securities available for sale at December 31, 2018:
U.S. Treasury securities	$2,999	$—	$(19)	$2,980
Commercial mortgage backed securities issued by U.S. Agencies	4,495	40	(1)	4,534
Residential mortgage backed securities issued by U.S. Agencies	24,739	1	(1,023)	23,717
Total securities available for sale	$32,233	$41	$(1,043)	$31,231
The amortized cost of securities available for sale at March 31, 2019 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, if any, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	March 31, 2019 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
U.S. Treasury securities	$1,999	1.33%	$—	—%	$—	—%	$—	—%	$1,999	1.33%
Commercial mortgage backed securities issued by U.S. Agencies	201	3.21%	778	3.20%	2,375	3.31%	1,111	3.27%	4,465	3.28%
Residential mortgage-backed securities issued by U.S. Agencies	4,690	1.49%	12,520	1.55%	6,046	1.67%	181	3.18%	23,437	1.58%
Total securities available for sale	$6,890	1.49%	$13,298	1.65%	$8,421	2.13%	$1,292	3.26%	$29,901	1.82%

Loans
The following table sets forth the composition, by loan category, of our loan portfolio at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$448,021	41.8%	$444,441	40.6%
Commercial real estate loans – owner occupied	213,334	19.9%	211,645	19.3%
Commercial real estate loans – all other	220,106	20.5%	226,441	20.7%
Residential mortgage loans – multi-family	91,856	8.6%	97,173	8.9%
Residential mortgage loans – single family	19,776	1.8%	21,176	1.9%
Construction and land development loans	29,261	2.7%	38,496	3.5%
Consumer loans	49,549	4.6%	54,514	5.0%
Total loans	1,071,903	100.0%	1,093,886	100.0%
Deferred loan origination costs, net	2,608		2,860
Allowance for loan and lease losses	(11,514)		(13,506)
Loans, net	$1,062,997		$1,083,240
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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at March 31, 2019:

	March 31, 2019
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$58,701	$28,420	$122,844	$209,965
Fixed rate	1,809	77,111	173,816	252,736
Commercial loans
Floating rate	118,619	206,359	45,389	370,367
Fixed rate	14,924	33,001	29,729	77,654
Total	$194,053	$344,891	$371,778	$910,722

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $111.6 million and $49.5 million, respectively, at March 31, 2019.
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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at March 31, 2019 and December 31, 2018:

	At March 31, 2019	At December 31, 2018
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$475	$3,352
Commercial real estate	807	831
Residential real estate	—	—
Consumer	39	43
Total nonaccrual loans	$1,321	$4,226
Other real estate owned (OREO):
Commercial loans	$—	$1,173
Total other real estate owned	$—	$1,173
Loans past due 90 days and still accruing interest:
Commercial loans	$—	$1,278
Total loans past due 90 days and still accruing interest	$—	$1,278
Other nonperforming assets:
Other foreclosed assets	96	91
Total nonperforming assets	$1,417	$6,768
Restructured loans(1):
Accruing loans	$—	$—
Nonaccruing loans (included in nonaccrual loans above)	—	—
Total restructured loans	$—	$—

(1)	As of March 31, 2019 and December 31, 2018, we had no restructured loans.
As the table above indicates, total nonperforming assets decreased by approximately $5.4 million, or 79.1%, to $1.4 million as of March 31, 2019 from $6.8 million as of December 31, 2018. The decrease in our non-performing loans resulted primarily from $2.9 million of payoffs or paydowns on our nonaccrual loans, charge-offs of $49 thousand and the transfer to other assets of $58 thousand during the three months ended March 31, 2019, partially offset primarily by the addition of one new loan relationships totaling $87 thousand during the same period. The decrease in our OREO owned balance from December 31, 2018 resulted from the sale during the first quarter of 2019 of the single property owned by the Bank.
Information Regarding Impaired Loans. At March 31, 2019, loans deemed impaired totaled $1.3 million as compared to $4.2 million at December 31, 2018. We had an average investment in impaired loans of $2.8 million for the three months ended March 31, 2019, as compared to $6.8 million for the three months ended March 31, 2018. The interest that would have been earned during the three months ended March 31, 2019 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $28 thousand.
The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with Accounting Standards Codification 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$—	$—	—%	$—	$—	—%
Impaired loans without specific reserves	1,321	—	—	4,226	—	—
Total impaired loans	$1,321	$—	—%	$4,226	$—	—%

The $2.9 million decrease in impaired loans to $1.3 million at March 31, 2019 from $4.2 million at December 31, 2018 was primarily attributable to $2.9 million in principal payments, $58 thousand transferred to other assets and $49 thousand charged-off during the three months ended March 31, 2019, partially offset by the addition of $87 thousand to impaired loans during the same period. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at March 31, 2019, no specific reserves were required on our impaired loans and that all impaired loans were well secured and adequately collateralized.
Allowance for Loan and Lease Losses. The ALLL totaled $11.5 million, representing 1.07% of loans outstanding, at March 31, 2019, as compared to $13.5 million, or 1.23% of loans outstanding, at December 31, 2018.
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

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the three months ended March 31, 2019 and 2018.

(Dollars in thousands)	Commercial	Real Estate	Construction and land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL for the three months ended March 31, 2019:
Balance at beginning of year	$8,071	$3,643	$426	$1,290	$76	$13,506
Charge-offs	(5,669)	—	—	(29)	—	(5,698)
Recoveries	401	—	—	5	—	406
Provision	4,092	(934)	(131)	220	53	3,300
Balance at March 31, 2019	$6,895	$2,709	$295	$1,486	$129	$11,514
Allowance for loan and lease losses as a percentage of average total loans						1.07%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.07%
Ratio of net charge-offs to average loans outstanding (annualized)						1.99%
ALLL for the three months ended March 31, 2018:
Balance at beginning of year	$9,155	$2,906	$650	$1,043	$442	$14,196
Charge-offs	(1,068)	—	—	—	—	(1,068)
Recoveries	272	—	—	5	—	277
Provision	(725)	349	238	64	74	—
Balance at March 31, 2018	$7,634	$3,255	$888	$1,112	$516	$13,405
Allowance for loan and lease losses as a percentage of average total loans						1.26%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.26%
Ratio of net charge-offs to average loans outstanding (annualized)						0.30%
The ALLL decreased $1.9 million from March 31, 2018 to March 31, 2019 primarily as a result of a decrease in our classified loan portfolio during the twelve months ended March 31, 2019, which was partially offset by charge-offs exceeding recoveries and new loan growth during that same period. The reserve for loan losses may include an unallocated amount based upon our judgment as to possible credit losses inherent in the loan portfolio that may not have been captured by historical loss experience, qualitative factors, or specific evaluations of impaired loans. Unallocated reserves may be adjusted for factors including, but not limited to, unexpected or unusual events, volatile market and economic conditions, effects of changes or seasoning in methodologies, regulatory guidance and recommendations, or other factors that may impact borrower operating conditions and loss expectations. Management’s judgment as to unallocated reserves is determined in the context of, but separate from, the historical loss trends and qualitative factors described above. The unallocated reserve for loan losses of $129 thousand at March 31, 2019 has increased $53 thousand from the balance at December 31, 2018, primarily due to some uncertainties related to our classified loans as of March 31, 2019.  Management believes that the amount of unallocated reserve for loan losses is appropriate and will continue to evaluate it on an ongoing basis.
We classify our loan portfolios using asset quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses above in Item 1, provides a summary of loans by portfolio type and asset quality ratings as of March 31, 2019 and December 31, 2018. Loans totaled approximately $1.1 billion at March 31, 2019, a decrease of $22.0 million from $1.1 billion at December 31, 2018. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2018 and March 31, 2019:

•
Loans rated “Pass” totaled $1.0 billion, a decrease of $24.0 million from $1.1 billion at December 31, 2018. The decrease was primarily attributable to downgrades to “Special Mention” and “Substandard” of $5.0 million and $2.6 million, respectively, and paydowns of principal payments, partially offset by new loan growth.

•
Loans rated “Special Mention” totaled $20.0 million, an increase of $4.7 million from $15.3 million at December 31, 2018. The increase was primarily the result of $5.0 million downgraded from “Pass” and line increases on existing loans of $2.8 million, partially offset by $3.1 million of payoffs and principal payments.

•
Loans rated “Substandard” totaled $4.0 million, a decrease of $2.7 million from $6.7 million at December 31, 2018. This decrease was primarily the result of $5.3 million in principal payments and charge offs of $21 thousand, partially offset by $2.6 million downgraded from “Pass”.

Our loss migration analysis currently utilizes a series of nineteen staggered 16-quarter migration periods. As a result, for purposes of determining applicable loss factors at March 31, 2019, our migration analysis covered the period from September 30, 2013 to March 31, 2018. We believe this was consistent with and reasonably reflects current economic conditions, portfolio trends and the risks that were inherent in our loan portfolio at March 31, 2019.
The table below sets forth loan delinquencies, by quarter, for the five preceding quarters ended March 31, 2019.

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$—	$4,273	$2,669	$2,669	$1,385
	—	4,273	2,669	2,669	1,385
30-89 days:
Commercial loans	351	3,705	6,357	6,798	100
Commercial real estate	807	831	4,720	3,870	1,746
Consumer loans	—	13	—	—	18
	1,158	4,549	11,077	10,668	1,864
Total Past Due(1)(2):	$1,158	$8,822	$13,746	$13,337	$3,249

(1)	Past due balances include nonaccrual loans.

(2)	No loans 90 days or more past due at March 31, 2019.
As the above table indicates, total past due loans decreased by $7.7 million, to $1.2 million at March 31, 2019 from $8.8 million at December 31, 2018. Loans past due 90 days or more decreased by $4.3 million, to $0 at March 31, 2019, from $4.3 million at December 31, 2018 primarily resulting from $4.2 million of payoffs.
Loans 30-89 days past due decreased by $3.4 million to $1.2 million at March 31, 2019 from $4.5 million at December 31, 2018 primarily attributable to $3.7 million of payoffs, partially offset by the addition of one commercial loan for $351 thousand.
Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the three months ended March 31, 2019 and year ended December 31, 2018:

	Three Months Ended March 31, 2019		Year Ended December 31, 2018
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$341,134	—	$348,923	—
Interest-bearing checking accounts	95,475	0.68%	69,841	0.52%
Money market and savings deposits	457,975	1.87%	412,366	1.54%
Time deposits(1)	272,256	2.01%	315,189	1.70%
Total deposits	$1,166,840	1.26%	$1,146,319	1.05%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.

Deposit Totals
Deposits totaled $1.2 billion at March 31, 2019 as compared to $1.1 billion at December 31, 2018. The following table provides information regarding the mix of our deposits at March 31, 2019 and December 31, 2018:

	At March 31, 2019		At December 31, 2018
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Deposits
Noninterest bearing demand deposits	$364,083	30.9%	$340,406	30.0%
Savings and other interest-bearing transaction deposits	550,297	46.6%	524,499	46.2%
Time deposits(1)	266,970	22.6%	271,097	23.9%
Total deposits	$1,181,350	100.0%	$1,136,002	100.0%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $240.8 million, or 20.4%, of total deposits at March 31, 2019, as compared to $244.2 million, or 21.5%, of total deposits at December 31, 2018.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$4,796	$64,743	$7,074	$60,802
Over three and through six months	5,646	47,493	5,162	64,020
Over six and through twelve months	11,536	78,664	9,936	80,212
Over twelve months	4,190	49,902	4,710	39,181
Total	$26,168	$240,802	$26,882	$244,215
Other Assets and Other Liabilities
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability measured on a discounted basis and a right-of-use asset a specified asset for the lease term. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. The new standard had a material effect on our financial statements related to the recognition of new ROU assets and lease liabilities on our balance sheet for our office operating leases.
During the three months ended March 31, 2019, we recognized additional operating liabilities of $11.1 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We recorded a $207 thousand adjustment to our beginning retained earnings. Refer to the Note 1, Significant Accounting Policies and Note 6, Leases above in Item 1 for further detail.

Liquidity
We actively manage our liquidity needs to ensure that sufficient funds are available to meet our needs for cash, including to fund new loans and deposit withdrawals by our customers. We project the future sources and uses of funds and maintain liquid funds for unanticipated events. Our primary sources of cash include cash we have on deposit at other financial institutions, payments from borrowers on their loans, proceeds from sales or maturities of securities held for sale, sales of residential mortgage loans, increases in deposits and increases in borrowings principally from the FHLB. The primary uses of cash include funding new loans and making advances on existing lines of credit, purchasing investments, including securities available for sale, funding new residential mortgage loans, funding deposit withdrawals and paying operating expenses. We maintain funds in overnight Federal

Funds sold and other short-term investments to provide for short-term liquidity needs. We also have obtained credit lines from the FHLB and other financial institutions to meet any additional liquidity requirements we might have. See “—Contractual Obligations—Borrowings” below for additional information related to our borrowings from the FHLB.
Our liquid assets, which included cash and due from banks, Federal Funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding FRBSF and FHLB stock) totaled $276.4 million, which represented 20% of total assets, at March 31, 2019. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future.
Cash Flow Provided by Operating Activities. During the three months ended March 31, 2019, operating activities provided net cash of $4.8 million, primarily attributable to our net income of $822 thousand and a $3.3 million non-cash adjustment related to our provision for loan and lease losses. During the three months ended March 31, 2018, operating activities provided net cash of $2.4 million, primarily attributable to our net income of $3.7 million, partially offset by a decrease in our other liabilities, which resulted from the payment of our accrued incentive compensation for 2017.
Cash Flow Provided by (Used in) Investing Activities. During the three months ended March 31, 2019, investing activities provided net cash of $19.5 million, primarily attributable to a $16.7 million decrease in loans, $2.3 million of cash provided from maturities of and principal payments on securities available for sale and other stock and $1.1 million of cash provided from the sale of other real estate owned, partially offset by the purchase of $594 thousand of equity securities without readily determinable fair values. During the three months ended March 31, 2018, investing activities provided net cash of $9.3 million, primarily attributable to $6.9 million of cash from the sale of debt securities available for sale and equity securities and $1.6 million of cash from maturities of and principal payments on securities available for sale and other stock and a $1.0 million decrease in loans.
Cash Flow Used in Financing Activities. During the three months ended March 31, 2019, financing activities used net cash of $45.3 million, consisting of a $45.3 million increase in our deposits, which was primarily the result of new client acquisition, which has resulted in relationships with growing operating companies that are attracting capital investment. During the three months ended March 31, 2018, financing activities used net cash of $25.3 million, consisting of a $25.4 million decrease in our deposits, which was primarily the result of seasonality and our decision to keep the rates of interest offered on new and renewing certificates of deposit below the rates offered by many of the other banks against which we compete for these deposits.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At March 31, 2019 and December 31, 2018, the loan-to-deposit ratio was 91% and 96%, respectively.
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

The following table sets forth the capital and capital ratios of the Bank (on a stand-alone basis) at March 31, 2019, as compared to the regulatory requirements applicable to it.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk Weighted Assets	162,868	13.4%	104,549	At least 8.625	$121,217	At least 10.0

Common Equity Tier 1 Capital to Risk Weighted Assets	151,004	12.5%	62,124	At least 5.125	$78,791	At least 6.5

Tier 1 Capital to Risk Weighted Assets	151,004	12.5%	80,306	At least 6.625	$96,973	At least 8.0

Tier 1 Capital to Average Assets	151,004	10.9%	55,521	At least 4.0	$69,401	At least 5.0
As the above table indicates, at March 31, 2019, the Bank (on a stand-alone basis) qualified as a “well-capitalized” institution under federally mandated capital standards and federally established prompt corrective action regulations. Since March 31, 2019, there have been no events or circumstances known to us which have changed or which are expected to result in a change in the Bank’s classifications as a well-capitalized institution.
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At March 31, 2019, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution under the capital adequacy guidelines described above.
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
The principal source of cash available to a bank holding company consists of cash dividends from its bank subsidiaries. There are currently several restrictions on the Bank’s ability to pay us cash dividends. Government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state-chartered banks, limits the amount of funds that the Bank is permitted to dividend to us. Further, Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company. We have committed to obtaining approval from the FRB and the CDBO prior to Bancorp paying any dividends, or making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. There can be no assurance that our regulators will approve such payments or dividends in the future. Refer to “Supervision and Regulation” in Item 1 of our 2018 Form 10-K and Note 14, Shareholders’ Equity in the notes to our consolidated financial statements on our 2018 Form 10-K for more detail regarding the regulatory restrictions on our and the Bank’s ability to pay dividends. In addition, we currently have sufficient cash on hand to meet our cash obligations. As a result, we do not expect that these restrictions will impact our ability to meet our cash obligations.

Off-Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2019 and December 31, 2018, we were committed to fund certain loans including letters of credit amounting to approximately $297 million and $302 million, respectively.
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
Contractual Obligations
Borrowings. At March 31, 2019 and December 31, 2018, our borrowings consisted of the following:

(Dollars in thousands)	March 31, 2019	December 31, 2018
FHLB advances—short-term	$40,000	$40,000
FHLB advances—long-term	—	—
Total	$40,000	$40,000

The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 2.65% for the three months ended March 31, 2019.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
10,000	2.66%	May 28, 2019
10,000	2.65%	June 26, 2019
10,000	2.64%	July 15, 2019
10,000	2.63%	September 4, 2019
At March 31, 2019, $847 million of loans were pledged to support our unfunded borrowing capacity. At March 31, 2019, we had unused borrowing capacity of $357 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the three months ended March 31, 2019 was $40.0 million from the FHLB. The highest amount of borrowings outstanding at any month end in 2018 consisted of $40.9 million of borrowings from the FHLB.
Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At March 31, 2019, we had outstanding approximately $17.5 million principal amount of Debentures, of which $17.0 million would qualify as additional Tier 1 capital for regulatory purposes as of March 31, 2019 if we were to surpass the reporting threshold of $3 billion in total assets.

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
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. We have committed to obtaining approval from the FRB and the CDBO prior to making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. Refer to “Supervision and Regulation” in Item 1 of our 2018 Form 10-K for further detail. As of March 31, 2019, we were current on all interest payments. There can be no assurance that our regulators will approve such payments in the future.
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
There have been no significant changes during the three months ended March 31, 2019 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Policies within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10-K.

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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2019, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are subject to legal actions that arise from time to time in the ordinary course of our business. Currently, neither we nor any of our subsidiaries is a party to, and none of our or our subsidiaries’ property is the subject of, any material legal proceeding.

ITEM 1A. RISK FACTORS
There have been no material changes in our assessment of our risk factors from those set forth in our 2018 Form 10-K.

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

10.1
Amended and Restated Employment Agreement dated January 3, 2019, between Pacific Mercantile Bank and Thomas J. Inserra. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (No. 000-30777) dated January 3, 2019 and filed with the Commission on January 3, 2019.)

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

** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2019.

PACIFIC MERCANTILE BANCORP

By:	/s/ THOMAS M. VERTIN
Thomas M. Vertin
President and Chief Executive Officer
(Principal Executive Officer)

PACIFIC MERCANTILE BANCORP

By:	/s/ CURT A. CHRISTIANSSEN
Curt A. Christianssen
Chief Financial Officer
(Principal Financial Officer)