Form 10-Q
period 2019-06-30
PACIFIC MERCANTILE BANCORP
filed 2019-08-02
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
As of July 31, 2019, there were 22,051,371 shares of Common Stock and 1,467,155 shares of Non-Voting Common Stock outstanding.

PACIFIC MERCANTILE BANCORP
QUARTERLY REPORT ON FORM 10Q
FOR THE QUARTER ENDED JUNE 30, 2019

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$17,561	$13,250
Interest bearing deposits with financial institutions	247,680	174,468
Cash and cash equivalents	265,241	187,718
Interest-bearing time deposits with financial institutions	2,420	2,420
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	7,910	8,822
Securities available for sale, at fair value	28,393	31,231
Loans (net of allowances of $11,474 and $13,506, respectively)	1,077,595	1,083,240
Other real estate owned	—	1,173
Accrued interest receivable	4,365	4,003
Premises and equipment, net	922	1,039
Net deferred tax assets	8,795	10,935
Other assets	23,476	18,757
Total assets	$1,419,117	$1,349,338
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$378,063	$340,406
Interest-bearing	821,567	795,596
Total deposits	1,199,630	1,136,002
Borrowings	40,000	40,000
Accrued interest payable	497	361
Other liabilities	15,547	14,074
Junior subordinated debentures	17,527	17,527
Total liabilities	1,273,201	1,207,964
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized:
Series A Non-Voting Preferred Stock, no par value, 0 and 1,467,155 shares authorized at June 30, 2019 and December 31, 2018, respectively; 0 and 1,467,155 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	8,480
Common stock, no par value, 85,000,000 shares of common stock and 2,000,000 shares of non-voting common stock authorized; 23,514,870 and 21,916,195 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	152,445	143,466
Accumulated deficit	(6,025)	(9,428)
Accumulated other comprehensive loss	(504)	(1,144)
Total shareholders’ equity	145,916	141,374
Total liabilities and shareholders’ equity	$1,419,117	$1,349,338
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Loans, including fees	$14,586	$14,788	$29,106	$28,833
Securities available for sale and stock	260	262	551	536
Interest-bearing deposits with financial institutions	1,620	864	2,975	1,560
Total interest income	16,466	15,914	32,632	30,929
Interest expense:
Deposits	3,753	3,082	7,377	5,560
Borrowings	494	385	985	737
Total interest expense	4,247	3,467	8,362	6,297
Net interest income	12,219	12,447	24,270	24,632
Provision for loan and lease losses	—	—	3,300	—
Net interest income after provision for loan and lease losses	12,219	12,447	20,970	24,632
Noninterest income
Service fees on deposits and other banking services	443	407	840	794
Net gain on sale of securities available for sale	—	—	—	48
Net gain on sale of Small Business Administration loans	300	—	600	—
Net loss on sale of other assets	(11)	—	(36)	(4)
Other noninterest income	654	729	1,472	1,353
Total noninterest income	1,386	1,136	2,876	2,191
Noninterest expense
Salaries and employee benefits	5,737	5,916	11,177	12,076
Occupancy	647	590	1,274	1,208
Equipment and depreciation	480	457	941	903
Data processing	526	380	1,044	772
FDIC expense	193	266	357	548
Other real estate owned expense, net	1	8	69	8
Professional fees	1,190	636	1,986	1,386
Business development	241	315	437	499
Loan related expense	122	183	307	353
Insurance	61	62	123	125
Other operating expense	509	486	976	954
Total noninterest expense	9,707	9,299	18,691	18,832
Income before income taxes	3,898	4,284	5,155	7,991
Income tax provision (benefit)	1,170	(11,085)	1,545	(11,085)
Net income allocable to common shareholders	$2,728	$15,369	$3,610	$19,076
Basic income per common share:
Net income allocable to common shareholders	$0.12	$0.66	$0.15	$0.82
Diluted income per common share:
Net income allocable to common shareholders	$0.12	$0.65	$0.15	$0.81
Weighted average number of common shares outstanding:
Basic	22,619,993	23,213,382	22,224,376	23,184,877
Diluted	23,615,958	23,557,516	23,581,106	23,502,403
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$2,728	$15,369	$3,610	$19,076
Other comprehensive income (loss), net of tax:
Change in unrealized holding gain (loss) on securities available for sale	273	(41)	640	(388)
Less: Reclassification adjustment for change in accounting principle	—	—	—	(97)
Less: Reclassification adjustment for net gains included in net income	—	—	—	48
Net unrealized holding gain (loss) on securities available for sale	273	(41)	640	(339)
Total comprehensive income	$3,001	$15,328	$4,250	$18,737
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
(Unaudited)
For the Three and Six Months Ended June 30, 2019 and 2018

	Series A Non-Voting Preferred stock		Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2018	1,467	$8,480	21,916	$143,466	$(9,428)	$(1,144)	$141,374
Implementation of ASU 2016-02	—	—	—	—	(207)	—	(207)
Issuance of restricted stock, net	—	—	102	—	—	—	—
Common stock based compensation expense	—	—	—	200	—	—	200
Net income	—	—	—	—	882	—	882
Other comprehensive income	—	—	—	—	—	367	367
Balance at March 31, 2019	1,467	$8,480	22,018	$143,666	$(8,753)	$(777)	$142,616
Issuance of restricted stock, net	—	—	15	—	—	—	—
Exchange Series A Non-Voting Preferred Stock to Series A Non-Voting Common Stock	(1,467)	(8,480)	1,467	8,480	—	—	—
Common stock based compensation expense	—	—	—	219	—	—	219
Common stock options exercised	—	—	15	80	—	—	80
Net income	—	—	—	—	2,728	—	2,728
Other comprehensive income	—	—	—	—	—	273	273
Balance at June 30, 2019	—	—	23,515	152,445	(6,025)	(504)	145,916

	Series A Non-Voting Preferred stock		Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2017	—	$—	23,233	$150,689	$(36,670)	$(1,143)	$112,876
Implementation of ASU 2016-01	—	—	—	—	(97)	—	(97)
Issuance of restricted stock, net	—	—	72	—	—	—	—
Common stock based compensation expense	—	—	—	179	—	—	179
Common stock options exercised	—	—	8	28	—	—	28
Net income	—	—	—	—	3,707	—	3,707
Other comprehensive loss	—	—	—	—	—	(298)	(298)
Balance at March 31, 2018	—	$—	23,313	$150,896	$(33,060)	$(1,441)	$116,395
Issuance of common stock	—	—	—	—	—	—	—
Issuance of restricted stock, net	—	—	(2)	—	—	—	—
Common stock based compensation expense	—	—	—	237	—	—	237
Common stock options exercised	—	—	67	345	—	—	345
Net income	—	—	—	—	15,369	—	15,369
Other comprehensive income	—	—	—	—	—	(41)	(41)
Balance at June 30, 2018	—	—	23,378	151,478	(17,691)	(1,482)	132,305

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$3,610	$19,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	213	193
Provision for loan and lease losses	3,300	—
Amortization of premium on securities	77	96
Net (gain) loss on sale of securities available for sale	—	(48)
Net amortization of deferred fees and unearned income on loans	320	(11)
Net loss (gain) on sales of other real estate owned	66	—
Net loss on sale of other assets	36	4
Net gain on sale of small business administration loans	(600)	—
Small business administration loan originations	(7,139)	—
Proceeds from sale of small business administration loans	7,800	—
Stock-based compensation expense	419	416
Other	—	59
Changes in operating assets and liabilities:
Net (increase) decrease in accrued interest receivable	(362)	(194)
Net decrease in other assets	5,675	1,134
Net (increase) decrease in deferred taxes	1,872	(11,085)
Net decrease (increase) in income taxes receivable	390	(53)
Net increase in accrued interest payable	136	15
Net decrease in other liabilities	(8,653)	(1,718)
Net cash provided by operating activities	7,160	7,884
Cash Flows From Investing Activities:
Net decrease in interest-bearing time deposits with financial institutions	—	500
Maturities of and principal payments received on securities available for sale and other stock	3,669	3,125
Purchase of securities available for sale and other stock	—	(655)
Proceeds from sale of securities available for sale and other stock	912	6,883

Purchase of other investments	(877)	(141)
Proceeds from sale of other real estate owned	1,107	—
Net decrease in loans	1,885	1,997
Purchases of premises and equipment	(96)	(283)
Proceeds from sale of other assets	55	32
Net cash provided by investing activities	6,655	11,458
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	63,628	28,410
Proceeds from borrowings	40,000	21,000
Payments of borrowings	(40,000)	(31,727)
Proceeds from exercise of common stock options	80	373
Net cash provided by financing activities	63,708	18,056
Net increase (decrease) in cash and cash equivalents	77,523	37,398
Cash and Cash Equivalents, beginning of period	187,718	198,208
Cash and Cash Equivalents, end of period	$265,241	$235,606
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$8,226	$6,282
Cash paid for income taxes	$—	$53
Non-Cash Investing Activities:
Transfer of loans into other assets	$82	$—
Transfer of loans into other real estate owned	$—	$1,346
Impact of change in accounting principle	$—	$97
Assumption of debt upon foreclosure of property	$—	$727
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,919	$—
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
Principles of Consolidation
Our consolidated financial statements for the three and six months ended June 30, 2019 and 2018 include the accounts of PMBC, the Bank and PMAR; PMAR was liquidated during the third quarter of 2018. All significant intercompany balances and transactions were eliminated in consolidation.
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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the measurement of all expected credit losses for financial assets held at the reporting date, based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions will now use forward-looking information to better inform their credit loss estimates. Additionally, the ASU amends the accounting guidance for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. We plan to adopt this guidance on January 1, 2020 and expect that it will have a material impact on the determination of our ALLL. We are unable to estimate the expected impact to the ALLL upon adoption due to various factors, primarily the fine tuning of our qualitative assumptions used within our preliminary model, uncertainty regarding economic conditions and the size and mix of our loan portfolio at the time of adoption, which could impact our historical loss factors. We are currently working with our existing ALLL software provider on further developing the model to perform the ALLL calculations upon adoption and we believe that we currently have in place the internal team capable of handling this implementation.
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
FHLB and FRBSF Stock. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF. During the three and six months ended June 30, 2019, we purchased no FHLB or FRBSF stock. No shares of FHLB stock or FRBSF stock were called during the three and six months ended June 30, 2019. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.
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
Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018:

	At June 30, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Debt securities available for sale
U.S. Treasury securities	$1,996	$—	$1,996	$—
Commercial mortgage backed securities issued by U.S. Agencies	4,586	—	4,586	—
Residential mortgage backed securities issued by U.S. agencies	21,811	—	21,811	—
Total debt securities available for sale at fair value	$28,393	$—	$28,393	$—

	At December 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Debt securities available for sale
U.S. Treasury securities	$2,980	$—	$2,980	$—
Commercial mortgage backed securities issued by U.S. Agencies	4,534	—	4,534	—
Residential mortgage backed securities issued by U.S. agencies	23,717	—	23,717	—
Total debt securities available for sale	31,231	—	31,231	—
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

	At June 30, 2019				At December 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Impaired loans	$1,344	$—	$—	$1,344	$4,226	$—	$—	$4,226
Other foreclosed assets	82	—	82	—	91	—	91	—
Other real estate owned	—	—	—	—	1,173	—	1,173	—
Total	$1,426	$—	$82	$1,344	$5,490	$—	$1,264	$4,226

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of June 30, 2019, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of June 30, 2019	Valuation Techniques(2)	Unobservable Inputs(2)	Range	Weighted Average
	(Dollars in thousands)
Assets
Impaired loans	$1,344	Third-Party Pricing	Discounted cash flow	N/A (1)	N/A (1)

(1)
As part of our process, we obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.

(2)	As of June 30, 2019, there has been no change to our valuation techniques or the types of unobservable inputs used in the calculation of fair value from December 31, 2018.

Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of June 30, 2019 and December 31, 2018, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At June 30, 2019					At December 31, 2018
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$265,241	$265,241	$265,241	$—	$—	$187,718	$187,718	187,718	—	—
Interest-bearing deposits with financial institutions	2,420	2,420	2,420	—	—	2,420	2,420	2,420	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	7,910	7,910	7,910	—	—	8,822	8,822	8,822	—	—
Loans, net	1,077,595	1,070,951	—	—	1,070,951	1,083,240	1,066,147	—	—	1,066,147
Accrued interest receivable	4,365	4,365	4,365	—	—	4,003	4,003	4,003	—	—
Financial liabilities:
Noninterest bearing deposits	378,063	378,063	378,063	—	—	340,406	340,406	340,406	—	—
Interest-bearing deposits	821,567	822,553	—	822,553	—	795,596	794,321	—	794,321	—
Borrowings	40,000	40,018	—	40,018	—	40,000	39,976	—	39,976	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	497	497	497	—	—	361	361	361	—	—

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at June 30, 2019 and December 31, 2018:

(Dollars in thousands)	June 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
U.S. Treasury securities	$1,999	$—	$(3)	$1,996	$2,999	$—	$(19)	$2,980
Commercial mortgage backed securities issued by U.S. Agencies(1)	4,428	158	—	4,586	4,495	40	(1)	4,534
Residential mortgage backed securities issued by U.S. Agencies(2)	22,060	2	(251)	21,811	24,739	1	(1,023)	23,717
Total	$28,487	$160	$(254)	$28,393	$32,233	$41	$(1,043)	$31,231

(1)	Secured by first liens on commercial apartment building mortgages.

(2)	Secured by closed-end first liens on 1-4 family residential mortgages.

At June 30, 2019 and December 31, 2018, U.S. agency residential mortgage backed securities with an aggregate fair market value of $12.4 million and $18.2 million, respectively, were pledged to secure repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at June 30, 2019 and December 31, 2018 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At June 30, 2019 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$7,055	$12,948	$7,305	$1,179	$28,487
Securities available for sale, estimated fair value	7,018	12,807	7,345	1,223	28,393
Weighted average yield	1.47%	1.60%	2.21%	3.26%	1.79%

	At December 31, 2018 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$7,874	$13,466	$9,971	$922	$32,233
Securities available for sale, estimated fair value	7,663	12,934	9,710	924	31,231
Weighted average yield	1.46%	1.62%	2.22%	3.13%	1.81%
We purchased no securities available for sale during the three and six months ended June 30, 2019 or during the three and six months ended June 30, 2018. During the three months ended March 31, 2018, we had sales proceeds of $2.1 million on the sale of debt securities available for sale, with a gain of $53 thousand, and sales proceeds of $4.8 million on the sale of our equity securities, with a loss of $5 thousand. We had no sales of securities available for sale during the three months ended June 30, 2018 or the three and six months ended June 30, 2019.
The tables below indicate, as of June 30, 2019 and December 31, 2018, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at June 30, 2019
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$—	$—	$1,996	$(3)	$1,996	$(3)
Commercial mortgage backed securities issued by U.S. Agencies	—	—	—	—	—	—
Residential mortgage backed securities issued by U.S. Agencies	—	—	19,487	(251)	19,487	(251)
Total	$—	$—	$21,483	$(254)	$21,483	$(254)

	Securities with Unrealized Loss at December 31, 2018
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$—	$—	$2,980	$(19)	$2,980	$(19)
Commercial mortgage backed securities issued by U.S. Agencies	999	(1)	—	—	999	(1)
Residential mortgage backed securities issued by U.S. Agencies	361	(3)	23,299	(1,020)	23,660	(1,023)
Total	$1,360	$(4)	$26,279	$(1,039)	$27,639	$(1,043)
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
Through the impairment assessment process, we determined that there were no available-for-sale debt securities that were other-than-temporarily impaired at June 30, 2019. We recorded no impairment credit losses on available-for-sale debt securities in our consolidated statements of operations for the three and six months ended June 30, 2019 and 2018.
We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of June 30, 2019 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).
Equity Investments Without Readily Determinable Fair Value
As of June 30, 2019, we had three investments in private companies and limited partnerships without a readily determinable fair value. As of June 30, 2019, we owned less than 3% of the total investment in each such company or partnership. Under ASU 2016-01, we elected to measure these equity investments using the measurement alternative, which requires that these investments are measured at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. During the three and six months ended June 30, 2019, these investments were not impaired and there were no observable price changes. As a result, the balance shown below as of June 30, 2019 represents the cost of the investments and is included within other assets on the consolidated statements of financial condition. Prior to the adoption of ASU 2016-01, these investments were accounted for under the cost method of accounting and included within other assets on the consolidated statements of financial condition. During the three and six months ended June 30, 2019, we had $283 thousand and $877 thousand, respectively, of capital contributions to these investments. We had $89 thousand and $89 thousand, respectively, of capital contributions to these investments during the three and six months ended June 30, 2018. As of June 30, 2019 and December 31, 2018, our equity investments without readily determinable fair value were as follows:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Equity investments without readily determinable fair value	$2,117	$1,240

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$441,850	40.7%	$444,441	40.7%
Commercial real estate loans – owner occupied	214,233	19.7%	211,645	19.3%
Commercial real estate loans – all other	221,437	20.4%	226,441	20.7%
Residential mortgage loans – multi-family	83,966	7.7%	97,173	8.9%
Residential mortgage loans – single family	21,294	2.0%	21,176	1.9%
Construction and land development loans	12,230	1.1%	38,496	3.5%
Consumer loans	91,442	8.4%	54,514	5.0%
Gross loans	1,086,452	100.0%	1,093,886	100.0%
Deferred fee (income) costs, net	2,617		2,860
Allowance for loan and lease losses	(11,474)		(13,506)
Loans, net	$1,077,595		$1,083,240
At June 30, 2019 and December 31, 2018, real estate loans of approximately $386 million and $807 million, respectively, were pledged to secure borrowings obtained from the FHLB and to support our unfunded borrowing capacity. At June 30, 2019 and December 31, 2018, commercial and consumer loans of $219 million and $51 million, respectively, were pledged to secure borrowings from the FRB to support our unfunded borrowing capacity. During the three and six months ended June 30, 2019, we sold $2.4 million and $7.1 million, respectively, of Small Business Administration (SBA) loans at a premium. During the three and six months ended June 30, 2018, we sold $15.1 million of commercial real estate loans - all other at par value. During the three and six months ended June 30, 2019, we purchased loans totaling $46.4 million, of which $39.9 million were consumer loans. We purchased no loans during the three and six months ended June 30, 2018.
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

Set forth below is a summary of the activity in the ALLL, by portfolio type, during the three and six months ended June 30, 2019 and 2018:

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL in the three months ended June 30, 2019:
Balance at beginning of period	$6,895	$2,709	$295	$1,486	$129	$11,514
Charge offs	(103)	—	—	(24)	—	(127)
Recoveries	82	—	—	5	—	87
Provision	(65)	81	(176)	289	(129)	—
Balance at end of period	$6,809	$2,790	$119	$1,756	$—	$11,474
ALLL in the six months ended June 30, 2019:
Balance at beginning of period	$8,071	$3,643	$426	$1,290	$76	$13,506
Charge offs	(5,772)	—	—	(53)	—	(5,825)
Recoveries	483	—	—	10	—	493
Provision	4,027	(853)	(307)	509	(76)	3,300
Balance at end of period	$6,809	$2,790	$119	$1,756	$—	$11,474
ALLL in the three months ended June 30, 2018:
Balance at beginning of period	$7,634	$3,255	$888	$1,112	$516	$13,405
Charge offs	(355)	—	—	—	—	(355)
Recoveries	288	—	—	31	—	319
Provision	(74)	(302)	(561)	435	502	—
Balance at end of period	$7,493	$2,953	$327	$1,578	$1,018	$13,369
ALLL in the six months ended June 30, 2018:
Balance at beginning of period	$9,155	$2,906	$650	$1,043	$442	$14,196
Charge offs	(1,423)	—	—	—	—	(1,423)
Recoveries	560	—	—	36	—	596
Provision	(799)	47	(323)	499	576	—
Balance at end of period	$7,493	$2,953	$327	$1,578	$1,018	$13,369

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of June 30, 2019 and December 31, 2018.

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL balance at June 30, 2019 related to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	6,809	2,790	119	1,756	—	11,474
Total	$6,809	$2,790	$119	$1,756	$—	$11,474
Loans balance at June 30, 2019 related to:
Loans individually evaluated for impairment	$345	$782	$—	$—	$—	$1,127
Loans collectively evaluated for impairment	441,505	518,854	12,230	112,736	—	1,085,325
Total	$441,850	$519,636	$12,230	$112,736	$—	$1,086,452
ALLL balance at December 31, 2018 related to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	8,071	3,643	426	1,290	76	13,506
Total	$8,071	$3,643	$426	$1,290	$76	$13,506
Loans balance at December 31, 2018 related to:
Loans individually evaluated for impairment	$3,352	$831	$—	$43	$—	$4,226
Loans collectively evaluated for impairment	441,089	534,428	38,496	75,647	—	1,089,660
Total	$444,441	$535,259	$38,496	$75,690	$—	$1,093,886

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factor into our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at June 30, 2019 and December 31, 2018:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At June 30, 2019
Commercial loans	$2,097	$3,237	$—	$5,334	$436,516	$441,850	$—
Commercial real estate loans – owner-occupied	—	—	—	—	214,233	214,233	—
Commercial real estate loans – all other	—	—	—	—	221,437	221,437	—
Residential mortgage loans – multi-family	—	—	—	—	83,966	83,966	—
Residential mortgage loans – single family	—	—	—	—	21,294	21,294	—
Construction and land development loans	—	—	—	—	12,230	12,230	—
Consumer loans	—	—	—	—	91,442	91,442	—
Total	$2,097	$3,237	$—	$5,334	$1,081,118	$1,086,452	$—
At December 31, 2018
Commercial loans	$—	$3,705	$4,273	$7,978	$436,463	$444,441	$1,278
Commercial real estate loans – owner-occupied	—	831	—	831	210,814	211,645	—
Commercial real estate loans – all other	—	—	—	—	226,441	226,441	—
Residential mortgage loans – multi-family	—	—	—	—	97,173	97,173	—
Residential mortgage loans – single family	—	—	—	—	21,176	21,176	—
Construction and land development loans	—	—	—	—	38,496	38,496	—
Consumer loans	13	—	—	13	54,501	54,514	—
Total	$13	$4,536	$4,273	$8,822	$1,085,064	$1,093,886	$1,278
Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at June 30, 2019. There were $1.3 million of loans 90 days or more past due and still accruing interest at December 31, 2018. In certain instances, when a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received (referred to as full nonaccrual basis of accounting), except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income (referred to as nonaccrual cash basis of accounting). Nonaccrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.
The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$467	$3,352
Commercial real estate loans – owner occupied	782	831
Consumer	95	43
Total(1)	$1,344	$4,226

(1)    Nonaccrual loans may include loans that are currently considered performing loans.

 We classify our loan portfolio using internal asset quality ratings. The following table provides a summary of loans by portfolio type and our internal asset quality ratings as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Pass:
Commercial loans	$400,270	$428,287
Commercial real estate loans – owner occupied	207,740	205,914
Commercial real estate loans – all other	221,437	226,441
Residential mortgage loans – multi family	83,966	97,173
Residential mortgage loans – single family	21,294	21,176
Construction and land development loans	12,230	38,496
Consumer loans	91,347	54,415
Total pass loans	$1,038,284	$1,071,902
Special Mention:
Commercial loans	$37,364	$10,411
Commercial real estate loans – owner occupied	5,712	4,900
Total special mention loans	$43,076	$15,311
Substandard:
Commercial loans	$4,216	$5,743
Commercial real estate loans – owner occupied	782	831
Consumer loans	94	99
Total substandard loans	$5,092	$6,673
Doubtful:
Total doubtful loans	$—	$—
Total Loans:	$1,086,452	$1,093,886
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
The following table sets forth information regarding impaired loans, at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Impaired loans:
Nonaccruing loans	$1,344	$4,226
Nonaccruing restructured loans(1)	—	—
Accruing restructured loans(1)(2)	—	—
Total impaired loans	$1,344	$4,226
Impaired loans less than 90 days delinquent and included in total impaired loans	$1,344	$1,232

(1)	As of June 30, 2019 and December 31, 2018, we had no restructured loans.

(2)	See “Troubled Debt Restructurings” below for a description of accruing restructured loans at June 30, 2019 and December 31, 2018.

The table below contains additional information with respect to impaired loans, by portfolio type, as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$467	$732	$—	$3,352	$4,516	$—
Commercial real estate loans – owner occupied	782	903	—	831	925	—
Consumer loans	95	126	—	43	65	—
Total	1,344	1,761	—	4,226	5,506	—
With allowance recorded:
Total	—	—	—	—	—	—
Total
Commercial loans	$467	$732	$—	$3,352	$4,516	$—
Commercial real estate loans – owner occupied	782	903	—	831	925	—
Consumer loans	95	126	—	43	65	—
Total	1,344	1,761	—	4,226	5,506	—

(1)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At June 30, 2019 and December 31, 2018, there were $1.3 million and $4.2 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at June 30, 2019 for which no specific reserves were allocated, $1.2 million had been deemed impaired in the prior year.
Average balances and interest income recognized on impaired loans, by portfolio type, for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$471	$—	$4,408	$—	$1,432	$—	$4,013	$62
Commercial real estate loans – owner occupied	794	—	871	—	806	—	879	—
Commercial real estate loans – all other	—	—	739	—	—	—	1,016	—
Residential mortgage loans – single family	—	—	—	—	—	—	57	—
Consumer loans	67	—	52	—	59	—	53	—
Total	1,332	—	6,070	—	2,297	—	6,018	62
With allowance recorded:
Commercial loans	—	—	193	—	—	—	279	—
Total	—	—	193	—	—	—	279	—
Total
Commercial loans	471	—	4,601	—	1,432	—	4,292	62
Commercial real estate loans – owner occupied	794	—	871	—	806	—	879	—
Commercial real estate loans – all other	—	—	739	—	—	—	1,016	—
Residential mortgage loans – single family	—	—	—	—	—	—	57	—
Consumer loans	67	—	52	—	59	—	53	—
Total	$1,332	$—	$6,263	$—	$2,297	$—	$6,297	$62
The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $26 thousand and $101 thousand during the three months ended June 30, 2019 and 2018, respectively, and $45 thousand and $206 thousand during the six months ended June 30, 2019 and 2018, respectively.
Troubled Debt Restructurings (“TDRs”)
Pursuant to the FASB's ASU No. 2011-2, A Creditor’s Determination of whether a Restructuring is a Troubled Debt Restructuring, the Bank's TDRs totaled $0 at both June 30, 2019 and December 31, 2018. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the form of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower’s cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower’s loan will be reinstated.
There were no loans restructured as TDRs during the three and six months ended June 30, 2019 or 2018.

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
During the three and six months ended June 30, 2019, we recognized rent expense associated with our leases as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Lease cost	(Dollars in thousands)
Finance lease cost:
Operating lease cost	568	$1,113
Short-term lease cost(1)	29	81
Total lease cost	$597	$1,194

Weighted-average remaining lease term—operating leases (in years)		5.57

(1)    Includes leases that are less than 12 months and equipment leases that are accounted for on a cash basis.
Because we generally do not have access to the rate implicit in the lease, we utilize our borrowing rate with the FHLB as the discount rate.  The weighted average discount rate associated with operating leases as of June 30, 2019 is 1.69%.
Supplemental balance sheet information related to leases was as follows:

	Financial Statement Classification	June 30, 2019
		(Dollars in thousands)
Operating right-of-use assets	Other assets	$9,499
Operating lease liabilities	Other liabilities	$10,020
During the six months ended June 30, 2019, we had the following cash and non-cash activities associated with our leases:

Six Months Ended June 30,
2019
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases (fixed payments)	$1,113

Non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,919
As a result of the Bank’s renewal of the lease of its headquarters, the ROU asset decreased from $10.6 million at March 31, 2019 to 9.9 million at June 30, 2019.

Maturities of operating lease liabilities as of June 30, 2019 are as follows:

(Dollars in thousands)
For the years ending December 31,
Remainder of 2019	956
2020	1,921
2021	1,712
2022	1,768
2023	1,823
2024 and beyond	2,530
Total	10,710
Less: Imputed interest	690
Total Lease liabilities	10,020

7. Income Taxes
For the three and six months ended June 30, 2019, we had income tax expense of $1.2 million and $1.5 million, respectively, as a result of our operating income. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and based on its evaluation, management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at June 30, 2019. Significant positive evidence included our three-year cumulative income position, continued improvement in asset quality, and the expectation that we will continue to have positive earnings based on ten trailing quarters of positive income and our forecast. Negative evidence included our accumulated deficit.
For the three and six months ended June 30, 2018, we had an income tax benefit of $11.1 million and $11.1 million, respectively, as a result of the release of our full valuation allowance of $11.1 million on our net deferred tax asset. During the three months ended June 30, 2018, management evaluated the positive and negative evidence and determined that the valuation allowance that was previously established on the balance of our deferred tax asset was no longer required at June 30, 2018 and released the entire $11.1 million during the three months ended June 30, 2018. Based on this evaluation, management believed that the Company would be able to realize the deferred tax asset within the period that our operating losses may be carried forward. Significant positive evidence included our three-year cumulative income position, continued improvement in asset quality, and the expectation that we will continue to have positive earnings based on seven trailing quarters of positive income and our forecast. Negative evidence at June 30, 2018 included our accumulated deficit.
We file income tax returns with the U.S. federal government and the State of California. As of June 30, 2019, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2015 to 2017 tax years and the Franchise Tax Board for California state income tax returns for the 2014 to 2017 tax years. Net operating losses on our U.S. federal and California state income tax returns may be carried forward up to 20 years. As of June 30, 2019, we do not have any unrecognized tax benefits.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three and six months ended June 30, 2019 and 2018.

8. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan, which was amended at the Annual Shareholders meeting held in May 2013 (the “2010 Incentive Plan”), and which superseded our shareholder-approved 2008 and 2004 Equity Incentive Plans (the “Previously Approved Plans”). Options to purchase a total of 6,003 shares of our common stock granted under the Previously Approved Plans were outstanding at June 30, 2019. As of June 30, 2019, there were options to purchase a total of 836,443 shares of our common stock and 170,214 shares of our unvested restricted stock grants under the 2010 Incentive Plan.
In May 2019, our shareholders approved the adoption of our 2019 Equity Incentive Plan (the “2019 Incentive Plan”), which authorized and set aside a total of 2,000,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. Since approval of the 2019 Incentive Plan, no additional awards will be issued under the 2010 Incentive Plan, although awards outstanding under the 2010 Incentive Plan will remain outstanding and will continue to be governed by the terms of the 2010 Incentive Plan and any applicable award agreements. Under the terms of the 2019 Incentive Plan, any forfeited options or unvested restricted stock grants that had been issued under the Previously Approved Plans or the 2010 Incentive Plan will not be available for future equity incentive grants.
A stock option entitles the recipient to purchase shares of our common stock at a price per share that may not be less than 100% of the fair market value of the Company’s shares on the date the option is granted. Restricted shares may be granted at such purchase prices and on such other terms, including restrictions and Company repurchase or reacquisition rights, as are fixed by the Compensation Committee at the time rights to purchase such restricted shares are granted. Stock Appreciation Rights (“SARs”) entitle the recipient to receive a cash payment in an amount equal to the difference between the fair market value of the Company’s shares on the date of vesting and a “base price” (which, in most cases, will be equal to the fair market value of the Company’s shares on the date the SAR is granted), subject to the right of the Company to make such payment in shares of its common stock at their then fair market value. Stock units may be payable in cash or shares of common stock, or a combination of the two. A stock unit is a bookkeeping entry representing the equivalent of one common share. Options, restricted shares, SARs and stock units may vest in installments over various periods generally ranging up to five years, subject to the recipient’s continued employment or service or the achievement of specified performance goals, as determined by the Compensation Committee at the time it grants or awards the options, the restricted shares , the SARs or the stock units. Stock options, SARs and stock units may be granted for terms of up to 10 years after the date of grant, but will terminate sooner upon or shortly after a termination of service occurring prior to the expiration of the term of the option, SAR or stock unit. The Company will become entitled to repurchase any unvested restricted shares, at the same price that was paid for the shares by the recipient, or to cancel those shares in the event of a termination of employment or service of the holder of such shares or if any performance goals specified in the award are not satisfied. To date, the Company has not granted any SARs or stock units.
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options, restricted shares, SARs and stock units that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at June 30, 2019 were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company has also granted restricted stock for the benefit of its employees and directors. These restricted shares vest over a period ranging from three to five years for employees and one year for directors. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients do not pay any cash consideration for the shares.
Stock Options
The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Assumptions with respect to:	2019(1)	2018(1)	2019	2018
Expected volatility	—%	—%	—%	30%
Risk-free interest rate	—%	—%	—%	2.69%
Expected dividends	—%	—%	—%	—%
Expected term (years)	0.0	0.0	0.0	5.8
Weighted average fair value of options granted during period	$—	$—	$—	$2.81

(1)    No stock options were granted during the three and six months ended June 30, 2019 or during the three months ended June 30, 2018.

The following table summarizes the stock option activity under the Company’s equity incentive plans during the six months ended June 30, 2019 and 2018, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2019		2018
Outstanding – January 1,	864,330	$6.86	792,577	$6.41
Granted	—	—	154,011	8.20
Exercised	(15,000)	5.30	(75,108)	4.95
Forfeited/Canceled	(6,884)	8.13	(7,150)	6.47
Outstanding – June 30,	842,446	6.88	864,330	6.86
Options Exercisable – June 30,	721,420	$6.68	585,482	$6.49
Options Vested – June 30,	721,420	$6.68	585,482	$6.49
Options to purchase 15,000 and 37,108 shares of our common stock were exercised during the three months ended June 30, 2019 and 2018, respectively, and 15,000 and 75,108 during the six months ended June 30, 2019 and 2018, respectively. The aggregate intrinsic value of options exercised during the three months ended June 30, 2019 and 2018 was $39 thousand and $311 thousand, respectively, and $39 thousand and $356 thousand during the six months ended June 30, 2019 and 2018, respectively. The fair value of options that vested during the three months ended June 30, 2019 and 2018 was $74 thousand and $75 thousand, respectively, and $412 thousand and $349 thousand during the six months ended June 30, 2019 and 2018, respectively.
The following table provides additional information regarding the vested and unvested options that were outstanding at June 30, 2019.

Options Outstanding as of June 30, 2019					Options Exercisable as of June 30, 2019(1)
Exercise Price	Vested	Unvested	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price Per Share
$2.97 – $3.99	18,003	—	$3.48	1.95	18,003	$3.48
$4.00 – $5.99	16,000	—	4.34	1.80	16,000	4.34
$6.00– $6.99	478,435	16,552	6.61	5.00	478,435	6.60
$7.00– $7.99	161,129	—	7.08	6.27	161,129	7.08
$8.00-$8.40	47,853	104,474	8.19	8.63	47,853	8.18
	721,420	121,026	$6.88	5.77	721,420	$6.68

(1)	The weighted average remaining contractual life of the options that were exercisable as of June 30, 2019 was 5.34 years.
The aggregate intrinsic value of options that were outstanding and exercisable at June 30, 2019 and December 31, 2018 was $1,131 thousand and $388 thousand, respectively.

A summary of the status of the unvested options outstanding as of June 30, 2019 and 2018, and changes in the weighted average grant date fair values of the unvested options during the six months ended June 30, 2019 and 2018, are set forth in the following table.

	For the six months ended June 30,
	2019		2018
	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value Per Share	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value Per Share
Unvested at the beginning of the period	275,457	$2.79	255,348	$2.80
Granted	—	—	154,011	2.81
Vested	(147,687)	2.79	(123,361)	2.83
Forfeited/Canceled	(6,744)	2.83	(7,150)	2.66
Unvested at the end of the period	121,026	2.79	278,848	2.79
At June 30, 2019, the weighted average period over which nonvested awards were expected to be recognized was 2.10 years.
Restricted Stock
The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the six months ended June 30, 2019 and 2018.

	For the six months ended June 30,
	2019		2018
	Number of Shares	Average Grant Date Fair Value Per Share	Number of Shares	Average Grant Date Fair Value Per Share
Outstanding at the beginning of the period	115,031	$8.04	103,508	$7.33
Granted	123,896	8.59	75,417	8.19
Vested	(61,337)	7.78	(62,564)	7.26
Forfeited	(7,376)	8.77	(4,690)	7.55
Outstanding at the end of the period	170,214	$8.50	111,671	$7.94
Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options and restricted stock outstanding at June 30, 2019, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
Remainder of 2019	$74	$284	$358
2020	151	475	626
2021	44	352	396
2022	17	101	118
2023 and beyond	2	48	50
	$288	$1,260	$1,548
The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the three months ended June 30, 2019 and 2018 were $154 thousand and $170 thousand, respectively, in each case net of taxes, and $295 thousand and $298 thousand for the six months ended June 30, 2019 and 2018, respectively, in each case net of taxes.

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

The following table shows how we computed basic and diluted EPS for the three and six months ended June 30, 2019 and 2018.

(In thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Basic EPS:
Net income	$2,728	$15,369	$3,610	$19,076
Less dividends on preferred stock	—	—	—	—
Less dividends on common stock	—	—	—	—
Less dividends on unvested shares	—	—	—	—
Net income allocable to common shareholders	$2,728	$15,369	$3,610	$19,076
Less earnings allocated to participating securities	102	78	191	94
Earnings allocated to common shareholders	$2,626	$15,291	$3,419	$18,982
Weighted average common shares outstanding	22,620	23,213	22,224	23,185
Basic earnings per common share	$0.12	$0.66	$0.15	$0.82
Diluted EPS:
Earnings allocated to common shareholders	$2,728	$15,369	$3,610	$19,076
Weighted average common shares outstanding	22,620	23,213	22,224	23,185
Add dilutive effects of restricted stock grants	170	119	154	114
Add dilutive effects for assumed conversion of Series A preferred stock	710	—	1,086	—
Add dilutive effect for stock options	116	226	117	203
Weighted average diluted common shares outstanding	23,616	23,558	23,581	23,502
Diluted earnings per common share	$0.12	$0.65	$0.15	$0.81

(1)
The basic and diluted earnings per share amounts for the three and six months ended June 30, 2019 and 2018 are the same under both the Treasury Stock Method and the Two-Class Method as prescribed in FASB ASC 260-10, Earnings Per Share.

The weighted average shares that have an antidilutive effect in the calculation of diluted net income per share and have been excluded from the computations above were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Stock options(1)	183,724	157,711	184,275	113,971

(1)
Represents stock options that were excluded from the computation of diluted earnings per common share for the three and six months ended June 30, 2019 and 2018 as a result of the shares being “out-of-the-money.”

10. Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss), net
Accumulated other comprehensive income (loss), net as of June 30, 2019 and December 31, 2018 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Accumulated Other Comprehensive Income (Loss), Net
	(Dollars in thousands)
Ending balance as of December 31, 2017	$(1,143)	$(1,143)
Other comprehensive income before reclassifications, net of tax of $142 thousand	(50)	(50)
Amounts reclassified from accumulated other comprehensive loss(1)	49	49
Other comprehensive loss, net of tax of $142 thousand	(1)	(1)
Ending balance as of December 31, 2018	$(1,144)	$(1,144)
Other comprehensive income before reclassifications, net of tax of $268 thousand	640	640
Amounts reclassified from accumulated other comprehensive loss	—	—
Other comprehensive income, net of tax of $268 thousand	640	640
Ending balance as of June 30, 2019	$(504)	$(504)

(1)
This balance consists of the $48 thousand net gain on sale of available for sale debt securities included in our consolidated statement of operations offset by $97 thousand included in our consolidated statement of shareholders' equity as an adjustment to our beginning retained earnings.

11. Commitments and Contingencies
Commitments
To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At June 30, 2019 and December 31, 2018, we were committed to fund certain loans including letters of credit amounting to approximately $317 million and $302 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represent the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $350 thousand at both June 30, 2019 and December 31, 2018.
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
Borrowings
At June 30, 2019 and December 31, 2018, our borrowings and contractual obligations consisted of the following:

(Dollars in thousands)	June 30, 2019	December 31, 2018
FHLB advances—short-term	$40,000	$40,000
FHLB advances—long-term	—	—
Total	$40,000	$40,000

The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 2.50% for the six months ended June 30, 2019.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
10,000	2.64%	July 15, 2019
10,000	2.63%	September 4, 2019
10,000	2.52%	November 29, 2019
10,000	2.19%	December 26, 2019
At June 30, 2019, $386 million of loans were pledged to support our FHLB borrowings and our unfunded borrowing capacity. As of June 30, 2019, we had unused borrowing capacity of $229 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the three months ended June 30, 2019 was $40 million. At June 30, 2019 and December 31, 2018, commercial and consumer loans of $219 million and $51 million, respectively, were pledged to secure borrowings from the FRB to support our unfunded borrowing capacity of $159 million.
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
In December 2016, following an ongoing review related to alleged discriminatory practices within our discontinued mortgage banking business, we received notice that the U.S. Department of Justice (“DOJ”) had authorized a potential enforcement action against the Bank. During the year ended December 31, 2018, we settled this matter with the DOJ for $1.0 million, which we have fully accrued and funded as of June 30, 2019.
Based on our evaluation of the remaining lawsuits and other proceedings that were pending against us as of June 30, 2019, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our results of operations or cash flows for any particular reporting period.

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
The following table sets forth information regarding the net interest income and noninterest income for our commercial banking segment for the three and six months ended June 30, 2019 and 2018.

(Dollars in thousands)	Commercial	Other(1)	Total
Net interest income for the three months ended June 30,
2019	$12,449	$(230)	$12,219
2018	$11,849	$598	$12,447
Noninterest income for the three months ended June 30,
2019	$1,379	$7	$1,386
2018	$1,130	$6	$1,136
Net interest income for the six months ended June 30,
2019	$24,733	$(463)	$24,270
2018	$23,449	$1,183	$24,632
Noninterest income for the six months ended June 30,
2019	$2,862	$14	$2,876
2018	$2,179	$12	$2,191
Segment Assets at:
June 30, 2019	$1,418,304	$813	$1,419,117
December 31, 2018	$1,349,097	$241	$1,349,338

(1)	Represents net interest income and noninterest income for PMAR and PMBC.

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
The following table sets forth the capital and capital ratios of the Bank (on a stand-alone basis) at June 30, 2019, as compared to the regulatory requirements applicable to it.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk Weighted Assets	166,176	13.5%	121,467	At least 8.625	$123,269	At least 10.0

Common Equity Tier 1 Capital to Risk Weighted Assets	154,352	12.5%	63,175	At least 5.125	$80,125	At least 6.5

Tier 1 Capital to Risk Weighted Assets	154,352	12.5%	81,665	At least 6.625	$98,615	At least 8.0

Tier 1 Capital to Average Assets	154,352	11.0%	56,332	At least 4.0	$70,416	At least 5.0
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt correct action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. At June 30, 2019, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution under the capital adequacy guidelines described above.

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
In addition to the risk of incurring loan losses and provision for loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk that steps we have taken to strengthen our overall credit administration are not effective; the risk of a downturn in the United States economy, and domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk of increases in our nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of assets; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities; the risk that our efforts to develop a robust commercial banking platform may not succeed; and the risk that we may be unable to realize our expected level of increasing deposit inflows. Readers of this Report are encouraged to review the additional information regarding these and other risks and uncertainties to which our business is subject that is contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) that we filed with the Securities and Exchange Commission (“SEC”) on March 11, 2019, as such information may be updated from time to time in subsequent Quarterly Reports on Form 10-Q that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three and six months ended, and our financial condition at, June 30, 2019.
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
As of June 30, 2019, our total assets, net loans and total deposits were $1.4 billion, $1.1 billion and $1.2 billion, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the six months ended June 30, 2019 and 2018, we operated as one reportable segment, Commercial Banking.

Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.

Results of Operations
Operating Results for the Three ans Six Months Ended June 30, 2019 and 2018
Our operating results for the three and six months ended June 30, 2019, compared to the same period in June 30, 2018, were as follows:

	Three Months Ended June 30,		2019 vs. 2018 % Change	Six Months Ended June 30,		2019 vs. 2018 % Change
	2019	2018		2019	2018
	(Dollars in thousands)
Interest income	$16,466	$15,914	3.5%	$32,632	$30,929	5.5%
Interest expense	4,247	3,467	22.5%	8,362	6,297	32.8%
Provision for loan and lease losses	—	—	N/A	3,300	—	100.0%
Non-interest income	1,386	1,136	22.0%	2,876	2,191	31.3%
Non-interest expense	9,707	9,299	4.4%	18,691	18,832	(0.7)%
Income tax expense	1,170	(11,085)	100.0%	1,545	(11,085)	(113.9)%
Net income	2,728	15,369	(82.2)%	3,610	19,076	(81.1)%
Interest Income
Three Months Ended June 30, 2019 and 2018
Total interest income increased 3.5% to $16.5 million for the three months ended June 30, 2019 from $15.9 million for the three months ended June 30, 2018. This was primarily due to an increase in interest earned short-term investments as a result of higher average balances and an increase in the average yield during the three months ended June 30, 2019 as compared to the same prior year period. During the three months ended June 30, 2019 and 2018, interest income on loans was $14.6 million and $14.8 million, respectively, yielding 5.51% and 5.45% on average loan balances of $1.1 billion and $1.1 billion, respectively. The increase in average loan yield is primarily attributable to the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) raising short-term interest rates by 75 basis points since the first quarter of 2018, partially offset by the recovery of $812 thousand in interest income on one loan relationship that had been on nonaccrual status but paid off during the three months ended June 30, 2018.
During the three months ended June 30, 2019 and 2018, interest income from our securities available-for-sale and stock was $260 thousand and $262 thousand, respectively, yielding 2.83% and 2.72% on average balances of $36.9 million and $38.6 million, respectively. The average securities balances decreased as a result of the maturities of, and payments on, securities available-for-sale, partially offset by the purchase of $2.5 million in available-for-sale securities during 2018. Interest income from our short-term investments, including our Federal Funds sold and interest-bearing deposits, was $1.6 million and $864 thousand for the three months ended June 30, 2019 and 2018, respectively, yielding 2.41% and 1.80% on average balances of $270.0 million and $192.2 million, respectively. The increase in interest income from our short-term investments was primarily attributable to a higher average balance during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, and an increase in the average yield during the same period. The increase in the average yield is attributable to the Federal Reserve Board raising short-term interest rates by 75 basis points since the first quarter of 2018. As a result, total interest income on investments increased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.
Six Months Ended June 30, 2019 and 2018
Total interest income increased 5.5% to $32.6 million for the six months ended June 30, 2019 from $30.9 million for the six months ended June 30, 2018. This was primarily due to an increase in interest income on short-term investments during the six months ended June 30, 2019 as compared to the same prior year period. During the six months ended June 30, 2019 and 2018, interest income on loans was $29.1 million and $28.8 million, respectively, yielding 5.48% and 5.40% on average loan balances of $1.1 billion, respectively. The increase in average loan yield is primarily attributable to the Federal Reserve Board raising short-term interest rates by 75 basis points since the first quarter of 2018, partially offset by the recovery of $1.6 million in interest income on two loan relationships that had been on nonaccrual status but were paid off during the six months ended June 30, 2018.
During the six months ended June 30, 2019 and 2018, interest income from our securities available-for-sale and stock was $551 thousand and $536 thousand, respectively, yielding 2.92% and 2.65% on average balances of $38.0 million and $40.8 million, respectively. Interest income from our short-term investments, including our Federal Funds sold and interest-bearing deposits, was $3.0 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively, yielding 2.42% and 1.69% on average balances of $247.9 million and $186.4 million, respectively. The increase in interest income from our short-term investments was primarily attributable to an increase in the average yield during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 as a result of the Federal Reserve Board raising short-term interest rates by 75 basis points since the first quarter of 2018. As a result, total interest income on investments increased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Interest Expense
Three Months Ended June 30, 2019 and 2018
Total interest expense increased 22.5% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was primarily due to an increase in our cost of funds from 1.59% at June 30, 2018 to 1.92% at June 30, 2019 and an increase in the average balance of interest-bearing liabilities from $872.3 million at June 30, 2018 to $888.9 million at June 30, 2019, which consisted of deposits, borrowings and junior subordinated debentures. Our cost of funds increased as a result of the actions of the Federal Reserve Board to raise short-term interest rates by 75 basis points since the first quarter of 2018. The increase in our average balance of interest-bearing liabilities is primarily the result of higher deposits due to new client acquisition, our decision to increase the rate of interest paid on our non-maturing interest bearing deposits and our certificates of deposit resulting from the rising interest rate environment, and an increase in our Federal Home Loan Bank (“FHLB”) borrowings. Interest expense on our certificates of deposit for the three months ended June 30, 2019 and 2018 was $1.5 million and $1.3 million, respectively, with a cost of funds of 2.25% and 1.66% on average balances of $261.7 million and $326.7 million, respectively.
Six Months Ended June 30, 2019 and 2018
Total interest expense increased 32.8% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was primarily due to an increase in our cost of funds from 1.47% at June 30, 2018 to 1.90% at June 30, 2019 and an increase in the average balance of interest-bearing liabilities of $861.1 million at June 30, 2018 to $886.1 million at June 30, 2019, which consisted of deposits, borrowings and junior subordinated debentures. Our cost of funds increased as a result of the actions of the Federal Reserve Board to raise short-term interest rates by 75 basis points since the first quarter of 2018. The increase in our average balance of interest-bearing liabilities is primarily the result of higher deposits due to new client acquisition, our decision to increase the rate of interest paid on our non-maturing interest bearing deposits and our certificates of deposit resulting from the rising interest rate environment, and an increase in our FHLB borrowings. Interest expense on our certificates of deposit for the six months ended June 30, 2019 and 2018 was $2.8 million and $2.7 million, respectively, with a cost of funds of 2.13% and 1.61% on average balances of $267.0 million and $342.4 million, respectively.
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
The following table sets forth information regarding our average balances, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and six months ended June 30, 2019 and 2018. Average balances are calculated based on average daily balances.

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$269,980	$1,620	2.41%	$192,175	$864	1.80%
Securities available for sale and stock(2)	36,880	260	2.83%	38,633	262	2.72%
Loans(3)	1,062,228	14,586	5.51%	1,089,135	14,788	5.45%
Total interest-earning assets	1,369,088	16,466	4.82%	1,319,943	15,914	4.84%
Noninterest-earning assets
Cash and due from banks	15,573			16,617
All other assets	26,052			12,970
Total assets	$1,410,713			$1,349,530
Interest-bearing liabilities:
Interest-bearing checking accounts	$108,530	$181	0.67%	$56,906	$63	0.44%
Money market and savings accounts	460,935	2,106	1.83%	434,294	1,670	1.54%
Certificates of deposit	261,721	1,466	2.25%	326,660	1,349	1.66%
Other borrowings	40,220	262	2.61%	36,934	171	1.86%
Junior subordinated debentures	17,527	232	5.31%	17,527	214	4.90%
Total interest bearing liabilities	888,933	4,247	1.92%	872,321	3,467	1.59%
Noninterest bearing liabilities
Demand deposits	360,597			346,553
Accrued expenses and other liabilities	16,544			9,802
Shareholders’ equity	144,639			120,854
Total liabilities and shareholders’ equity	$1,410,713			$1,349,530
Net interest income		$12,219			$12,447
Net interest income/spread			2.90%			3.25%
Net interest margin			3.58%			3.78%

(1)	Short-term investments consist of Federal Funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.

(3)	Loans include the average balance of nonaccrual loans.

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$247,893	$2,975	2.42%	$186,422	$1,560	1.69%
Securities available for sale and stock(2)	38,035	551	2.92%	40,789	536	2.65%
Loans(3)	1,071,449	29,106	5.48%	1,076,109	28,833	5.40%
Total interest-earning assets	1,357,377	32,632	4.85%	1,303,320	30,929	4.79%
Noninterest-earning assets
Cash and due from banks	15,330			16,228
All other assets	27,632			10,051
Total assets	$1,400,339			$1,329,599
Interest-bearing liabilities:
Interest-bearing checking accounts	$102,038	$342	0.68%	$70,667	$177	0.51%
Money market and savings accounts	459,463	4,220	1.85%	392,046	2,654	1.37%
Certificates of deposit	266,959	2,815	2.13%	342,394	2,729	1.61%
Other borrowings	40,110	520	2.61%	38,489	337	1.77%
Junior subordinated debentures	17,527	465	5.35%	17,527	400	4.60%
Total interest bearing liabilities	886,097	8,362	1.90%	861,123	6,297	1.47%
Noninterest bearing liabilities
Demand deposits	350,919			339,238
Accrued expenses and other liabilities	19,397			10,706
Shareholders’ equity	143,926			118,532
Total liabilities and shareholders’ equity	$1,400,339			$1,329,599
Net interest income		$24,270			$24,632
Net interest income/spread			2.95%			3.32%
Net interest margin			3.61%			3.81%

(1)	Short-term investments consist of Federal Funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.

(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth changes in interest income, including loan fees, and interest paid in the three and six months ended June 30, 2019 and 2018 and the extent to which those changes were attributable to changes in (i) the volumes of or the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018 Increase (Decrease) due to Changes in			Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$414	$342	$756	$611	$804	$1,415
Securities available for sale and stock(2)	(12)	10	(2)	(38)	53	15
Loans	(368)	166	(202)	(125)	398	273
Total earning assets	34	518	552	448	1,255	1,703
Interest expense
Interest-bearing checking accounts	76	42	118	94	71	165
Money market and savings accounts	107	329	436	509	1,057	1,566
Certificates of deposit	(302)	419	117	(680)	766	86
Borrowings	16	75	91	15	168	183
Junior subordinated debentures	—	18	18		65	65
Total interest-bearing liabilities	(103)	883	780	(62)	2,127	2,065
Net interest income	$137	$(365)	$(228)	$510	$(872)	$(362)

(1)	Short-term investments consist of Federal Funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.
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
We recorded a provision for loan and lease losses of zero and $3.3 million, respectively, during the three and six months ended June 30, 2019 as a result of total charge offs of $5.8 million, which primarily related to one large credit, partially offset by a decline in the level of classified assets. We recorded no provision for loan and lease losses during the three months ended June 30, 2018 due primarily to the slight decrease in our loan portfolio for these periods. During the three months ended June 30, 2019, we had net charge-offs of $40.0 thousand.
See “—Financial Condition—Nonperforming Assets and Allowance for Loan and Lease Losses” below in this Item 2 for additional information regarding the ALLL.

Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
	Amount	Amount	Percentage Change	Amount	Amount	Percentage Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(Dollars in thousands)
Service fees on deposits and other banking services	$443	$407	8.8%	$840	$794	5.8%
Net gain on sale of securities available for sale	—	—	—%	—	48	(100.0)%
Net loss on sale of other assets	(11)	—	(100.0)%	(36)	(4)	800.0%
Net gain on sale of Small Business Administration loans	300	—	100.0%	600	—	100.0%
Other noninterest income	654	729	(10.3)%	1,472	1,353	8.8%
Total noninterest income	$1,386	$1,136	22.0%	$2,876	$2,191	31.3%
Three Months Ended June 30, 2019 and 2018
Noninterest income increased by $250 thousand, or 22.0%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily as a result of an a result of an increase of $300 thousand gain on sale of SBA loans during the second quarter of of 2019 as compared to the same quarter of 2018.
Six Months Ended June 30, 2019 and 2018
Noninterest income increased $685 thousand, or 31.3%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily as a result of:

•	An increase of $600 thousand in gain on sale of SBA loans during the six months ended June 30, 2019 as compared to the same period in 2018; and

•	An increase in deposit related fees, credit card fees and loan servicing fees during the six months ended June 30, 2019 as compared to the same period in 2018; partially offset by

•	A gain of $48 thousand on the sale of securities available for sale during the six months ended June 30, 2018 that did not occur in the same period in 2019.
Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense during the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	Amount	Amount	Percent Change	Amount	Amount	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$5,737	$5,916	(3.0)%	$11,177	$12,076	(7.4)%
Occupancy	647	590	9.7%	1,274	1,208	5.5%
Equipment and depreciation	480	457	5.0%	941	903	4.2%
Data processing	526	380	38.4%	1,044	772	35.2%
FDIC expense	193	266	(27.4)%	357	548	(34.9)%
Other real estate owned expense, net	1	8	100.0%	69	8	100.0%
Professional fees	1,190	636	87.1%	1,986	1,386	43.3%
Business development	241	315	(23.5)%	437	499	(12.4)%
Loan related expense	122	183	(33.3)%	307	353	(13.0)%
Insurance	61	62	(1.6)%	123	125	(1.6)%
Other operating expenses (1)	509	486	4.7%	976	954	2.3%
Total noninterest expense	$9,707	$9,299	4.4%	$18,691	$18,832	(0.7)%

(1)	Other operating expenses primarily consist of telephone, investor relations, promotional, regulatory expenses, and correspondent bank fees.

Three Months Ended June 30, 2019 and 2018
Noninterest expense increased $408 thousand, or 4.4%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily as a result of:

•
An increase of $554 thousand in our professional fees primarily related to higher legal fees during the second quarter of 2019 and the recovery of legal fees attributable to the payoff of a loan relationship during the second quarter of 2018 that was previously on nonaccrual status; and

•	An increase of $146 thousand in our data processing fees primarily related to a higher credit card and deposit volume in the second quarter of 2019; partially offset by

•	A decrease of $179 thousand in salaries and employee benefits primarily related to employee benefits.;

•	A decrease of $73 thousand in our FDIC insurance expenses primarily related to a decrease in our premium; and

•
A decrease in various expense accounts related to the normal course of operating, including expenses related to loan production and business development during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Six Months Ended June 30, 2019 and 2018
Noninterest expense decreased $141 thousand, or 0.7%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily as a result of:

•	A decrease of $899 thousand in salaries and employee benefits primarily related employee benefits and incentive compensation;

•	A decrease of $191 thousand in our FDIC insurance expenses primarily related to a decrease in our premium; and

•
An decrease in various expense accounts related to the normal course of operating, including expenses related to loan production and business development during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018; partially offset by

•
An increase of $600 thousand in our professional fees primarily related to higher legal fees in 2019 and the recovery of legal fees attributable to the payoff of a loan relationship in the second quarter of 2018 that was previously on nonaccrual status;

•	An increase of $104 thousand in occupancy and equipment expense related to building and equipment maintenance; and

•	An increase of $272 thousand in data processing fees primarily related to higher credit card and deposit volume.
Provision for Income Tax
For the three and six months ended June 30, 2019, we had income tax expense of $1.2 million and $1.5 million, respectively, as a result of our operating income. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and based on its evaluation, management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at June 30, 2019. Significant positive evidence included our three-year cumulative income position, continued improvement in asset quality, and the expectation that we will continue to have positive earnings based on ten trailing quarters of positive income and our forecast. Negative evidence included our accumulated deficit.
For the three and six months ended June 30, 2018, we had an income tax benefit of $11.1 million and $11.1 million, respectively, as a result of the release of our full valuation allowance of $11.1 million on our net deferred tax asset. During the three months ended June 30, 2018, management evaluated the positive and negative evidence and determined that the valuation allowance that was previously established on the balance of our deferred tax asset was no longer required at June 30, 2018 and released the entire $11.1 million during the three months ended June 30, 2018. Based on this evaluation, management believed that the Company would be able to realize the deferred tax asset within the period that our operating losses may be carried forward. Significant positive evidence included our three-year cumulative income position, continued improvement in asset quality, and the expectation that we will continue to have positive earnings based on seven trailing quarters of positive income and our forecast. Negative evidence at June 30, 2018 included our accumulated deficit.

Financial Condition
Assets
Our total assets increased by $70 million at June 30, 2019 compared to December 31, 2018. The following table sets forth the composition of our interest earning assets at:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$247,680	$174,468
Interest-bearing time deposits with financial institutions	2,420	2,420
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	7,910	8,822
Securities available for sale, at fair value	28,393	31,231
Loans (net of allowances of $11,474 and $13,506, respectively)	1,077,595	1,083,240

(1)	Includes interest-earning balances maintained at the FRBSF.
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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of June 30, 2019 and December 31, 2018:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at June 30, 2019:
U.S. Treasury securities	$1,999	$—	$(3)	$1,996
Commercial mortgage backed securities issued by U.S. Agencies	4,428	158	—	4,586
Residential mortgage backed securities issued by U.S. Agencies	22,060	2	(251)	21,811
Total securities available for sale	$28,487	$160	$(254)	$28,393
Securities available for sale at December 31, 2018:
U.S. Treasury securities	$2,999	$—	$(19)	$2,980
Commercial mortgage backed securities issued by U.S. Agencies	4,495	40	(1)	4,534
Residential mortgage backed securities issued by U.S. Agencies	24,739	1	(1,023)	23,717
Total securities available for sale	$32,233	$41	$(1,043)	$31,231
The amortized cost of securities available for sale at June 30, 2019 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, if any, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	June 30, 2019 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
U.S. Treasury securities	$1,999	1.33%	$—	—%	$—	—%	$—	—%	$1,999	1.33%
Commercial mortgage backed securities issued by U.S. Agencies	172	3.22%	615	3.23%	2,555	3.27%	1,086	3.23%	4,428	3.25%
Residential mortgage-backed securities issued by U.S. Agencies	4,884	1.46%	12,332	1.52%	4,751	1.64%	93	3.63%	22,060	1.54%
Total securities available for sale	$7,055	1.47%	$12,947	1.60%	$7,306	2.21%	$1,179	3.26%	$28,487	1.79%

Loans
The following table sets forth the composition, by loan category, of our loan portfolio at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$441,850	40.7%	$444,441	40.7%
Commercial real estate loans – owner occupied	214,233	19.7%	211,645	19.3%
Commercial real estate loans – all other	221,437	20.4%	226,441	20.7%
Residential mortgage loans – multi-family	83,966	7.7%	97,173	8.9%
Residential mortgage loans – single family	21,294	2.0%	21,176	1.9%
Construction and land development loans	12,230	1.1%	38,496	3.5%
Consumer loans	91,442	8.4%	54,514	5.0%
Total loans	1,086,452	100.0%	1,093,886	100.0%
Deferred loan origination costs, net	2,617		2,860
Allowance for loan and lease losses	(11,474)		(13,506)
Loans, net	$1,077,595		$1,083,240
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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at June 30, 2019:

	June 30, 2019
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$43,225	$34,256	$119,689	$197,170
Fixed rate	5,532	62,753	182,445	250,730
Commercial loans
Floating rate	90,770	226,879	42,077	359,726
Fixed rate	14,075	38,795	29,254	82,124
Total	$153,602	$362,683	$373,465	$889,750

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $105.3 million and $91.4 million, respectively, at June 30, 2019.
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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at June 30, 2019 and December 31, 2018:

	At June 30, 2019	At December 31, 2018
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$467	$3,352
Commercial real estate	782	831
Residential real estate	—	—
Consumer	95	43
Total nonaccrual loans	$1,344	$4,226
Other real estate owned (OREO):
Commercial loans	$—	$1,173
Total other real estate owned	$—	$1,173
Loans past due 90 days and still accruing interest:
Commercial loans	$—	$1,278
Total loans past due 90 days and still accruing interest	$—	$1,278
Other nonperforming assets:
Other foreclosed assets	82	91
Total nonperforming assets	$1,426	$6,768
Restructured loans(1):
Accruing loans	$—	$—
Nonaccruing loans (included in nonaccrual loans above)	—	—
Total restructured loans	$—	$—

(1)	As of June 30, 2019 and December 31, 2018, we had no restructured loans.
As the table above indicates, total nonperforming assets decreased by approximately $5.3 million, or 79%, to $1.4 million as of June 30, 2019 from $6.8 million as of December 31, 2018. The decrease in our nonaccrual loans resulted primarily from $3.0 million of payoffs or paydowns on our nonaccrual loans, charge-offs of $5.8 milion and the transfer to other assets of $82 thousand during the six months ended June 30, 2019, partially offset primarily by the addition of one new loan relationships totaling $6.0 million during the same period. The decrease in our OREO owned balance from December 31, 2018 resulted from the sale during the first quarter of 2019 of the single property owned by the Bank.
Information Regarding Impaired Loans. At June 30, 2019, loans deemed impaired totaled $1.3 million as compared to $4.2 million at December 31, 2018. We had an average investment in impaired loans of 2.3 million for the six months ended June 30, 2019, as compared to $6.3 million for the six months ended June 30, 2018. The interest that would have been earned during the six months ended June 30, 2019 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $45 thousand.
The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with Accounting Standards Codification 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$—	$—	—%	$—	$—	—%
Impaired loans without specific reserves	1,344	—	—	4,226	—	—
Total impaired loans	$1,344	$—	—%	$4,226	$—	—%
The $2.9 million decrease in impaired loans to $1.3 million at June 30, 2019 from $4.2 million at December 31, 2018 was primarily attributable to $3.0 million in principal payments, $81 thousand transferred to other assets and $5.8 million charged-off during the six months ended June 30, 2019, partially offset by the addition of $6.0 million to impaired loans during the same period. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at June 30, 2019, no specific reserves were required on our impaired loans and that all impaired loans were well secured and adequately collateralized.

Allowance for Loan and Lease Losses. The ALLL totaled $11.5 million, representing 1.06% of loans outstanding, at June 30, 2019, as compared to $13.5 million, or 1.23% of loans outstanding, at December 31, 2018.
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

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the six months ended June 30, 2019 and 2018.

(Dollars in thousands)	Commercial	Real Estate	Construction and land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL for the six months ended June 30, 2019:
Balance at beginning of year	$8,071	$3,643	$426	$1,290	$76	$13,506
Charge-offs	(5,772)	—	—	(53)	—	(5,825)
Recoveries	483	—	—	10	—	493
Provision	4,027	(853)	(307)	509	(76)	3,300
Balance at June 30, 2019	$6,809	$2,790	$119	$1,756	$—	$11,474
Allowance for loan and lease losses as a percentage of average total loans						1.07%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.06%
Ratio of net charge-offs to average loans outstanding (annualized)						1.83%
ALLL for the six months ended June 30, 2018:
Balance at beginning of year	$9,155	$2,906	$650	$1,043	$442	$14,196
Charge-offs	(1,423)	—	—	—	—	(1,423)
Recoveries	560	—	—	36	—	596
Provision	(799)	47	(323)	499	576	—
Balance at June 30, 2018	$7,493	$2,953	$327	$1,578	$1,018	$13,369
Allowance for loan and lease losses as a percentage of average total loans						1.24%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.26%
Ratio of net charge-offs to average loans outstanding (annualized)						0.15%
The ALLL decreased $1.9 million from June 30, 2018 to June 30, 2019 primarily as a result of a decrease in our classified loan portfolio during the twelve months ended June 30, 2019, which was partially offset by charge-offs exceeding recoveries. The reserve for loan losses may include an unallocated amount based upon our judgment as to possible credit losses inherent in the loan portfolio that may not have been captured by historical loss experience, qualitative factors, or specific evaluations of impaired loans. Unallocated reserves may be adjusted for factors including, but not limited to, unexpected or unusual events, volatile market and economic conditions, effects of changes or seasoning in methodologies, regulatory guidance and recommendations, or other factors that may impact borrower operating conditions and loss expectations. Management’s judgment as to unallocated reserves is determined in the context of, but separate from, the historical loss trends and qualitative factors described above. The unallocated reserve for loan losses of $0 thousand at June 30, 2019 and December 31, 2018.  Management believes that the amount of unallocated reserve for loan losses is appropriate and will continue to evaluate it on an ongoing basis.
We classify our loan portfolios using asset quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses above in Item 1, provides a summary of loans by portfolio type and asset quality ratings as of June 30, 2019 and December 31, 2018. Loans totaled approximately $1.1 billion at June 30, 2019, a decrease of $7.4 million from $1.1 billion at December 31, 2018. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2018 and June 30, 2019:

•
Loans rated “Pass” totaled $1.0 billion, a decrease of $33.6 million from $1.1 billion at December 31, 2018. The decrease was primarily attributable to downgrades to “Special Mention” and “Substandard” of $30.9 million and $2.9 million, respectively, and paydowns of principal payments, partially offset by new loan growth.

•
Loans rated “Special Mention” totaled $43.1 million, an increase of $27.8 million from $15.3 million at December 31, 2018. The increase was primarily the result of $30.9 million downgraded from “Pass” and line increases on existing loans of $4.2 million, partially offset by upgrades to "Pass" of $2.8 million, downgrade to "Substandard" of $1.2 million and $3.3 million of payoffs and principal payments.

•
Loans rated “Substandard” totaled $5.1 million, a decrease of $1.6 million from $6.7 million at December 31, 2018. This decrease was primarily the result of $5.4 million in principal payments and charge offs of $161 thousand and $81 thousand transfer to other assets, partially offset by $2.9 million downgraded from “Pass” and $1.2 million downgraded from "Special Mention".

Our loss migration analysis currently utilizes a series of nineteen staggered 16-quarter migration periods. As a result, for purposes of determining applicable loss factors at June 30, 2019, our migration analysis covered the period from December 31, 2013 to June 30, 2018. We believe this was consistent with and reasonably reflects current economic conditions, portfolio trends and the risks that were inherent in our loan portfolio at June 30, 2019.
The table below sets forth loan delinquencies, by quarter, for the five preceding quarters ended June 30, 2019.

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$—	$—	$4,273	$2,669	$2,669
	—	—	4,273	2,669	2,669
30-89 days:
Commercial loans	5,334	351	3,705	6,357	6,798
Commercial real estate	—	807	831	4,720	3,870
Consumer loans	—	—	13	—	—
	5,334	1,158	4,549	11,077	10,668
Total Past Due(1)(2):	$5,334	$1,158	$8,822	$13,746	$13,337

(1)	Past due balances include nonaccrual loans.

(2)	No loans 90 days or more past due at June 30, 2019 or March 31, 2019.
As the above table indicates, total past due loans decreased by $3.5 million, to $5.3 million at June 30, 2019 from $8.8 million at December 31, 2018. Loans past due 90 days or more decreased by $4.3 million, to $0 at June 30, 2019, from $4.3 million at December 31, 2018 primarily resulting from $4.2 million of payoffs.
Loans 30-89 days past due increased by $785 thousand to $5.3 million at June 30, 2019 from $4.5 million at December 31, 2018 primarily attributable to $3.7 million of payoffs and $844 thousand paid current, partially offset by the addition of three commercial loan for $5.3 million, partially offset by $8.2 million of payoffs.
Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the six months ended June 30, 2019 and year ended December 31, 2018:

	Six Months Ended June 30, 2019		Year Ended December 31, 2018
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$350,919	—	$348,923	—
Interest-bearing checking accounts	102,038	0.68%	69,841	0.52%
Money market and savings deposits	459,463	1.85%	412,366	1.54%
Time deposits(1)	266,959	2.13%	315,189	1.70%
Total deposits	$1,179,379	1.26%	$1,146,319	1.05%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.

Deposit Totals
Deposits totaled $1.2 billion at June 30, 2019 as compared to $1.1 billion at December 31, 2018. The following table provides information regarding the mix of our deposits at June 30, 2019 and December 31, 2018:

	At June 30, 2019		At December 31, 2018
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Deposits
Noninterest bearing demand deposits	$378,063	31.6%	$340,406	30.0%
Savings and other interest-bearing transaction deposits	562,683	46.9%	524,499	46.2%
Time deposits(1)	258,884	21.6%	271,097	23.9%
Total deposits	$1,199,630	100.0%	$1,136,002	100.0%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $232.6 million, or 19.4%, of total deposits at June 30, 2019, as compared to $244.2 million, or 21.5%, of total deposits at December 31, 2018.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$5,202	$47,488	$7,074	$60,802
Over three and through six months	4,992	34,925	5,162	64,020
Over six and through twelve months	11,037	83,360	9,936	80,212
Over twelve months	5,010	66,870	4,710	39,181
Total	$26,241	$232,643	$26,882	$244,215
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
During the six months ended June 30, 2019, we recognized additional operating liabilities of $9.9 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We recorded a $207 thousand adjustment to our beginning retained earnings. Refer to the Note 1, Significant Accounting Policies and Note 6, Leases above in Item 1 for further detail.

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
Our liquid assets, which included cash and due from banks, Federal Funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding FRBSF and FHLB stock) totaled $274.5 million, which represented 19% of total assets, at June 30, 2019. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future.
Cash Flow Provided by Operating Activities. During the six months ended June 30, 2019, operating activities provided net cash of $7.2 million, primarily attributable to our net income of $3.6 million and a $3.3 million non-cash adjustment related to our provision for loan and lease losses. During the six months ended June 30, 2018, operating activities provided net cash of $7.9 million, primarily attributable to our net income of $19.1 million, partially offset by a non-cash recognition of $11.1 million in our deferred tax asset, which resulted from the full release of our valuation allowance.
Cash Flow Provided by (Used in) Investing Activities. During the six months ended June 30, 2019, investing activities provided net cash of $6.7 million, primarily attributable to a $1.9 million decrease in loans, $3.7 million of cash provided from maturities of and principal payments on securities available for sale and other stock and $1.1 million of cash provided from the sale of other real estate owned, partially offset by the purchase of $877 thousand of equity securities without readily determinable fair values. During the six months ended June 30, 2018, investing activities provided net cash of $11.5 million, primarily attributable to $6.9 million of cash from the sale of debt securities available for sale and equity securities and $3.1 million of cash from maturities of and principal payments on securities available for sale and other stock and a $2.0 million decrease in loans.
Cash Flow Used in Financing Activities. During the six months ended June 30, 2019, financing activities used net cash of $63.7 million, consisting of a $63.6 million increase in our deposits, which was primarily the result of new client acquisition, which has resulted in relationships with growing operating companies that are attracting capital investment. During the six months ended June 30, 2018, financing activities provided net cash of $18.1 million, consisting of a $28.4 million increase in our deposits, which was primarily the result of new client acquisition and $21.0 million in proceeds from FHLB borrowings, partially offset by a $31.8 million decrease in borrowings.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At June 30, 2019 and December 31, 2018, the loan-to-deposit ratio was 91% and 96%, respectively.
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
The following table sets forth the capital and capital ratios of the Bank (on a stand-alone basis) at June 30, 2019, as compared to the regulatory requirements applicable to it.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk Weighted Assets	166,176	13.5%	121,467	At least 8.625	$123,269	At least 10.0

Common Equity Tier 1 Capital to Risk Weighted Assets	154,352	12.5%	63,175	At least 5.125	$80,125	At least 6.5

Tier 1 Capital to Risk Weighted Assets	154,352	12.5%	81,665	At least 6.625	$98,615	At least 8.0

Tier 1 Capital to Average Assets	154,352	11.0%	56,332	At least 4.0	$70,416	At least 5.0
As the above table indicates, at June 30, 2019, the Bank (on a stand-alone basis) qualified as a “well-capitalized” institution under federally mandated capital standards and federally established prompt corrective action regulations. Since June 30, 2019, there have been no events or circumstances known to us which have changed or which are expected to result in a change in the Bank’s classifications as a well-capitalized institution.
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At June 30, 2019, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution under the capital adequacy guidelines described above.
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

Off-Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2019 and December 31, 2018, we were committed to fund certain loans including letters of credit amounting to approximately $317 million and $302 million, respectively.
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
Contractual Obligations
Borrowings. At June 30, 2019 and December 31, 2018, our borrowings consisted of the following:

(Dollars in thousands)	June 30, 2019	December 31, 2018
FHLB advances—short-term	$40,000	$40,000
FHLB advances—long-term	—	—
Total	$40,000	$40,000

The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 2.50% for the three months ended June 30, 2019.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
10,000	2.64%	July 15, 2019
10,000	2.63%	September 4, 2019
10,000	2.52%	November 29, 2019
10,000	2.19%	December 26, 2019
At June 30, 2019, $386 million of loans were pledged to support our unfunded borrowing capacity. At June 30, 2019, we had unused borrowing capacity of $229 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the three months ended June 30, 2019 was $40.0 million from the FHLB. The highest amount of borrowings outstanding at any month end in 2018 consisted of $40.9 million of borrowings from the FHLB. At June 30, 2019 and December 31, 2018, commercial and consumer loans of $219 million and $51 million, respectively, were pledged to secure borrowings from the FRB to support our unfunded borrowing capacity of $159 million.
Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At June 30, 2019, we had outstanding approximately $17.5 million principal amount of Debentures, of which $17.0 million would qualify as additional Tier 1 capital for regulatory purposes as of June 30, 2019 if we were to surpass the reporting threshold of $3 billion in total assets.

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
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. We have committed to obtaining approval from the FRB and the CDBO prior to making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. Refer to “Supervision and Regulation” in Item 1 of our 2018 Form 10-K for further detail. As of June 30, 2019, we were current on all interest payments. There can be no assurance that our regulators will approve such payments in the future.

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
There have been no significant changes during the six months ended June 30, 2019 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Policies within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10-K.

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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2019, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1
Amended and Restated Articles of Incorporation of Pacific Mercantile Bancorp (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated May 16, 2019 and filed with the Commission on May 16, 2019.)

3.2
Pacific Mercantile Bancorp Bylaws, Amended and Restated as of May 16, 2018 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated May 16, 2018 and filed with the Commission on May 16, 2018.)

10.1	Pacific Mercantile Bancorp 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 16, 2019 and filed with the Commission on May 16, 2019.)

10.2
Form of Notice of Grant and Restricted Stock Agreement under the Pacific Mercantile Bancorp 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 16, 2019 and filed with the Commission on May 16, 2019.)

10.3
Form of Stock Option Agreement under the Pacific Mercantile Bancorp 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated May 16, 2019 and filed with the Commission on May 16, 2019.)

10.4	Form of Notice of Grant and Stock Unit Agreement under the Pacific Mercantile Bancorp 2019 Equity Incentive Plan.

10.5	Form of Stock Appreciation Rights Agreement under the Pacific Mercantile Bancorp 2019 Equity Incentive Plan.

10.6	First Amendment to Employment Agreement, dated May 15, 2019, between Pacific Mercantile Bank and Maxwell G. Sinclair.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 2019.

PACIFIC MERCANTILE BANCORP

By:	/s/ THOMAS M. VERTIN
Thomas M. Vertin
President and Chief Executive Officer
(Principal Executive Officer)

PACIFIC MERCANTILE BANCORP

By:	/s/ CURT A. CHRISTIANSSEN
Curt A. Christianssen
Chief Financial Officer
(Principal Financial Officer)