Form 10-Q
period 2019-09-30
PACIFIC MERCANTILE BANCORP
filed 2019-11-01
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of October 31, 2019, there were 22,037,971 shares of Common Stock and 1,467,155 shares of Non-Voting Common Stock outstanding.

PACIFIC MERCANTILE BANCORP
QUARTERLY REPORT ON FORM 10Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$19,425	$13,250
Interest bearing deposits with financial institutions	191,431	174,468
Cash and cash equivalents	210,856	187,718
Interest-bearing time deposits with financial institutions	2,420	2,420
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	7,910	8,822
Securities available for sale, at fair value	24,973	31,231
Loans (net of allowances of $12,086 and $13,506, respectively)	1,153,217	1,083,240
Other real estate owned	—	1,173
Accrued interest receivable	4,121	4,003
Premises and equipment, net	1,090	1,039
Net deferred tax assets	7,844	10,935
Other assets	26,280	18,757
Total assets	$1,438,711	$1,349,338
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$425,596	$340,406
Interest-bearing	787,500	795,596
Total deposits	1,213,096	1,136,002
Borrowings	40,000	40,000
Accrued interest payable	384	361
Other liabilities	19,670	14,074
Junior subordinated debentures	17,527	17,527
Total liabilities	1,290,677	1,207,964
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized:
Series A Non-Voting Preferred Stock, no par value, 0 and 1,467,155 shares authorized at September 30, 2019 and December 31, 2018, respectively; 0 and 1,467,155 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	8,480
Common stock, no par value, 85,000,000 shares of common stock and 2,000,000 shares of non-voting common stock authorized; 23,520,776 and 21,916,195 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	152,883	143,466
Accumulated deficit	(4,395)	(9,428)
Accumulated other comprehensive loss	(454)	(1,144)
Total shareholders’ equity	148,034	141,374
Total liabilities and shareholders’ equity	$1,438,711	$1,349,338
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Loans, including fees	$15,046	$13,898	$44,152	$42,731
Securities available for sale and stock	257	265	808	801
Interest-bearing deposits with financial institutions	1,464	1,055	4,439	2,615
Total interest income	16,767	15,218	49,399	46,147
Interest expense:
Deposits	3,628	3,171	11,005	8,731
Borrowings	396	358	1,382	1,095
Total interest expense	4,024	3,529	12,387	9,826
Net interest income	12,743	11,689	37,012	36,321
Provision for loan and lease losses	2,100	—	5,400	—
Net interest income after provision for loan and lease losses	10,643	11,689	31,612	36,321
Noninterest income
Service fees on deposits and other banking services	463	382	1,303	1,176
Net gain on sale of securities available for sale	—	—	—	48
Net gain on sale of Small Business Administration loans	265	—	866	—
Net loss on sale of other assets	(6)	—	(42)	(4)
Other noninterest income	620	733	2,092	2,086
Total noninterest income	1,342	1,115	4,219	3,306
Noninterest expense
Salaries and employee benefits	6,070	5,809	17,247	17,885
Occupancy	639	591	1,913	1,799
Equipment and depreciation	460	438	1,401	1,341
Data processing	574	412	1,618	1,184
FDIC expense	165	189	522	738
FDIC rebate	(189)	—	(189)	—
Other real estate owned expense, net	—	(16)	69	(8)
Professional fees	1,118	655	3,104	2,041
Business development	197	257	634	755
Loan related expense	122	181	429	534
Insurance	58	62	180	187
Other operating expense	483	424	1,460	1,378
Total noninterest expense	9,697	9,002	28,388	27,834
Income before income taxes	2,288	3,802	7,443	11,793
Income tax provision (benefit)	658	(98)	2,204	(11,183)
Net income allocable to common shareholders	$1,630	$3,900	$5,239	$22,976
Basic income per common share:
Net income allocable to common shareholders	$0.07	$0.17	$0.22	$0.98
Diluted income per common share:
Net income allocable to common shareholders	$0.07	$0.17	$0.22	$0.98
Weighted average number of common shares outstanding:
Basic	23,355,639	22,995,574	22,605,608	23,121,083
Diluted	23,656,570	23,598,267	23,605,390	23,535,408
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$1,630	$3,900	$5,239	$22,976
Other comprehensive income (loss), net of tax:
Change in unrealized holding gain (loss) on securities available for sale	50	(105)	690	(493)
Less: Reclassification adjustment for change in accounting principle	—	—	—	(97)
Less: Reclassification adjustment for net gains included in net income	—	—	—	48
Net unrealized holding gain (loss) on securities available for sale	50	(105)	690	(444)
Total comprehensive income	$1,680	$3,795	$5,929	$22,532
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
(Unaudited)
For the Three and Nine Months Ended September 30, 2019

	Series A Non-Voting Preferred stock		Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2018	1,467	$8,480	21,916	$143,466	$(9,428)	$(1,144)	$141,374
Implementation of ASU 2016-02	—	—	—	—	(207)	—	(207)
Issuance of restricted stock, net	—	—	102	—	—	—	—
Common stock based compensation expense	—	—	—	200	—	—	200
Net income	—	—	—	—	882	—	882
Other comprehensive income	—	—	—	—	—	367	367
Balance at March 31, 2019	1,467	$8,480	22,018	$143,666	$(8,753)	$(777)	$142,616
Issuance of restricted stock, net	—	—	15	—	—	—	—
Exchange Series A Non-Voting Preferred Stock to Series A Non-Voting Common Stock	(1,467)	(8,480)	1,467	8,480	—	—	—
Common stock based compensation expense	—	—	—	219	—	—	219
Common stock options exercised	—	—	15	80	—	—	80
Net income	—	—	—	—	2,728	—	2,728
Other comprehensive income	—	—	—	—	—	273	273
Balance at June 30, 2019	—	—	23,515	152,445	(6,025)	(504)	145,916
Issuance of restricted stock, net	—	—	3	—	—	—	—
Exchange Series A Non-Voting Preferred Stock to Series A Non-Voting Common Stock	—	—	—	—	—	—	—
Common stock based compensation expense	—	—	—	416	—	—	416
Common stock options exercised	—	—	3	22	—	—	22
Net income	—	—	—	—	1,630	—	1,630
Other comprehensive income	—	—	—	—	—	50	50
Balance at September 30, 2019	—	—	23,521	$152,883	$(4,395)	$(454)	$148,034

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
(Unaudited)
For the Three and Nine Months Ended September 30, 2018

	Series A Non-Voting Preferred stock		Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2017	—	$—	23,233	$150,689	$(36,670)	$(1,143)	$112,876
Implementation of ASU 2016-01	—	—	—	—	(97)	—	(97)
Issuance of restricted stock, net	—	—	72	—	—	—	—
Common stock based compensation expense	—	—	—	179	—	—	179
Common stock options exercised	—	—	8	28	—	—	28
Net income	—	—	—	—	3,707	—	3,707
Other comprehensive loss	—	—	—	—	—	(298)	(298)
Balance at March 31, 2018	—	$—	23,313	$150,896	$(33,060)	$(1,441)	$116,395
Issuance of common stock	—	—	—	—	—	—	—
Issuance of restricted stock, net	—	—	(2)	—	—	—	—
Common stock based compensation expense	—	—	—	237	—	—	237
Common stock options exercised	—	—	67	345	—	—	345
Net income	—	—	—	—	15,369	—	15,369
Other comprehensive income	—	—	—	—	—	(41)	(41)
Balance at June 30, 2018	—	—	23,378	151,478	(17,691)	(1,482)	132,305
Exchange of common stock for Series A Non-Voting Preferred Stock	1,467	8,480	(1,467)	(8,480)	—	—	—
Issuance of restricted stock, net	—	—	7	—	—	—	—
Common stock based compensation expense	—	—	—	233	—	—	233
Common stock options exercised	—	—	—	(12)	—	—	(12)
Net income	—	—	—	—	3,900	—	3,900
Other comprehensive income						(105)	(105)
Balance at September 30, 2018	1,467	8,480	21,918	143,219	(13,791)	(1,587)	136,321

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$5,239	$22,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	311	300
Provision for loan and lease losses	5,400	—
Amortization of premium on securities	113	141
Net gain on sale of securities available for sale	—	(48)
Net amortization of deferred fees and unearned income on loans	464	23
Net loss (gain) on sales of other real estate owned	66	(29)
Net loss on sale of other assets	42	4
Net gain on sale of small business administration loans	(866)	—
Small business administration loan originations	(10,118)	—
Proceeds from sale of small business administration loans	11,090	—
Stock-based compensation expense	835	649
Other	—	59
Changes in operating assets and liabilities:
Net increase in accrued interest receivable	(118)	(369)
Net decrease in other assets	5,180	1,542
Net (increase) decrease in deferred taxes	2,802	(11,183)
Net decrease (increase) in income taxes receivable	662	(53)
Net increase in accrued interest payable	23	7
Net decrease in other liabilities	(7,273)	(2,894)
Net cash provided by operating activities	13,852	11,125
Cash Flows From Investing Activities:
Net decrease in interest-bearing time deposits with financial institutions	—	500
Maturities of and principal payments received on securities available for sale and other stock	7,125	4,694
Purchase of securities available for sale and other stock	—	(3,211)
Proceeds from sale of securities available for sale and other stock	912	6,883
Purchase of other investments	(876)	(175)
Proceeds from sale of other real estate owned	1,107	827
Net increase in loans	(76,009)	(19,800)
Purchases of premises and equipment	(261)	(346)
Proceeds from sale of other assets	55	32
Net cash used in investing activities	(67,947)	(10,596)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	77,094	(22,298)
Proceeds from borrowings	60,000	41,000
Payments of borrowings	(60,000)	(41,727)
Proceeds from exercise of common stock options	102	361
Net cash provided by (used in) financing activities	77,196	(22,664)
Net increase (decrease) in cash and cash equivalents	23,101	(22,135)
Cash and Cash Equivalents, beginning of period	187,718	198,208
Cash and Cash Equivalents, end of period	$210,819	$176,073
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$12,364	$9,819
Cash paid for income taxes	$—	$59
Non-Cash Investing Activities:
Transfer of loans into other assets	$161	$15
Transfer of loans into other real estate owned	$—	$1,346
Impact of change in accounting principle	$—	$97
Assumption of debt upon foreclosure of property	$—	$727
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,625	$—
 The accompanying notes are an integral part of these consolidated financial statements.

1. Nature of Business
Organization
Pacific Mercantile Bancorp (“PMBC”) is a bank holding company which, through its wholly owned subsidiary, Pacific Mercantile Bank (the “Bank”), is engaged in the commercial banking business in Southern California. PMBC is registered as a one bank holding company under the United States Bank Holding Company Act of 1956, as amended, and, as such, is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of San Francisco (“FRBSF”) under delegated authority from the Federal Reserve Board. Substantially all of our operations are conducted and substantially all of our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses, and income. The Bank provides a full range of banking services to middle-market businesses and professionals primarily in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California and is subject to competition from, among other things, other banks and financial institutions and from financial services organizations conducting operations in those same markets. The Bank is chartered by the California Department of Business Oversight under the Division of Financial Institutions and is a member of the FRBSF. In addition, the deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law. PM Asset Resolution, Inc. (“PMAR”) was a wholly owned subsidiary of PMBC, which existed for the purpose of purchasing certain non-performing loans and other real estate from the Bank and thereafter collecting on or disposing of those assets. PMAR was dissolved and all remaining capital was returned to PMBC during the third quarter of 2018.
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
Principles of Consolidation
Our consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 include the accounts of PMBC, the Bank and PMAR; PMAR was liquidated during the third quarter of 2018. All significant intercompany balances and transactions were eliminated in consolidation.
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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the measurement of all expected credit losses for financial assets held at the reporting date, based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions will now use forward-looking information to better inform their credit loss estimates. Additionally, the ASU amends the accounting guidance for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In October 2019, the FASB confirmed that it will be moving forward with finalizing its proposal to defer the effective date for this guidance for smaller reporting companies from the interim and annual periods beginning after December 15, 2020 to the interim and annual periods beginning after December 15, 2022. For this effective date deferral to take effect, the FASB must issue the final ASU which we expect to be issued in mid-November. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. Upon issuance of the final ASU, we plan to adopt this guidance on January 1, 2023 and expect that it will have a material impact on the determination of our ALLL. We are unable to estimate the expected impact to the ALLL upon adoption due to various factors, primarily the fine tuning of our qualitative assumptions used within our preliminary model, uncertainty regarding economic conditions and the size and mix of our loan portfolio at the time of adoption, which could impact our historical loss factors. We are currently working with our existing ALLL software provider on further developing the model to perform the ALLL calculations upon adoption and we believe that we currently have in place the internal team capable of handling this implementation.
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
FHLB and FRBSF Stock. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF. During the three and nine months ended September 30, 2019, we purchased no FHLB or FRBSF stock. No shares of FHLB stock or FRBSF stock were called during the three and nine months ended September 30, 2019. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.
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
Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018:

	At September 30, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Debt securities available for sale
U.S. Treasury securities	$—	$—	$—	$—
Commercial mortgage backed securities issued by U.S. Agencies	4,424	—	4,424	—
Residential mortgage backed securities issued by U.S. agencies	20,549	—	20,549	—
Total debt securities available for sale at fair value	$24,973	$—	$24,973	$—

	At December 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Debt securities available for sale
U.S. Treasury securities	$2,980	$—	$2,980	$—
Commercial mortgage backed securities issued by U.S. Agencies	4,534	—	4,534	—
Residential mortgage backed securities issued by U.S. agencies	23,717	—	23,717	—
Total debt securities available for sale	31,231	—	31,231	—
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

	At September 30, 2019				At December 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Impaired loans	$13,209	$—	$—	$13,209	$4,226	$—	$—	$4,226
Other foreclosed assets	138	—	138	—	91	—	91	—
Other real estate owned	—	—	—	—	1,173	—	1,173	—
Total	$13,347	$—	$138	$13,209	$5,490	$—	$1,264	$4,226

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of September 30, 2019, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of September 30, 2019	Valuation Techniques(2)	Unobservable Inputs(2)	Range	Weighted Average
	(Dollars in thousands)
Assets
Impaired loans	$13,209	Third-Party Pricing	Discounted cash flow	N/A (1)	N/A (1)

(1)
As part of our process, we obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.

(2)	As of September 30, 2019, there has been no change to our valuation techniques or the types of unobservable inputs used in the calculation of fair value from December 31, 2018.

Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of September 30, 2019 and December 31, 2018, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At September 30, 2019					At December 31, 2018
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$210,856	$210,856	$210,856	$—	$—	$187,718	$187,718	187,718	—	—
Interest-bearing deposits with financial institutions	2,420	2,420	2,420	—	—	2,420	2,420	2,420	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	7,910	7,910	7,910	—	—	8,822	8,822	8,822	—	—
Loans, net	1,153,217	1,152,647	—	—	1,152,647	1,083,240	1,066,147	—	—	1,066,147
Accrued interest receivable	4,121	4,121	4,121	—	—	4,003	4,003	4,003	—	—
Financial liabilities:
Noninterest bearing deposits	425,596	425,596	425,596	—	—	340,406	340,406	340,406	—	—
Interest-bearing deposits	787,500	788,762	—	788,762	—	795,596	794,321	—	794,321	—
Borrowings	40,000	40,004	—	40,004	—	40,000	39,976	—	39,976	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	384	384	384	—	—	361	361	361	—	—

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at September 30, 2019 and December 31, 2018:

(Dollars in thousands)	September 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
U.S. Treasury securities	$—	$—	$—	$—	$2,999	$—	$(19)	$2,980
Commercial mortgage backed securities issued by U.S. Agencies(1)	4,247	177	—	4,424	4,495	40	(1)	4,534
Residential mortgage backed securities issued by U.S. Agencies(2)	20,749	7	(207)	20,549	24,739	1	(1,023)	23,717
Total	$24,996	$184	$(207)	$24,973	$32,233	$41	$(1,043)	$31,231

(1)	Secured by first liens on commercial apartment building mortgages.

(2)	Secured by closed-end first liens on 1-4 family residential mortgages.

At September 30, 2019 and December 31, 2018, U.S. agency residential mortgage backed securities with an aggregate fair market value of $9.8 million and $18.2 million, respectively, were pledged to secure repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at September 30, 2019 and December 31, 2018 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At September 30, 2019 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$4,853	$12,500	$6,493	$1,150	$24,996
Securities available for sale, estimated fair value	4,810	12,422	6,548	1,193	24,973
Weighted average yield	1.52%	1.62%	2.16%	3.06%	1.81%

	At December 31, 2018 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$7,874	$13,466	$9,971	$922	$32,233
Securities available for sale, estimated fair value	7,663	12,934	9,710	924	31,231
Weighted average yield	1.46%	1.62%	2.22%	3.13%	1.81%
We purchased no securities available for sale during the three and nine months ended September 30, 2019. We purchased $2.5 million of securities available for sale during the three and nine months ended September 30, 2018. During the nine months ended September 30, 2018, we had sales proceeds of $2.1 million on the sale of debt securities available for sale, with a gain of $53 thousand, and sales proceeds of $4.8 million on the sale of our equity securities, with a loss of $5 thousand. We had no sales of securities available for sale during the three months ended September 30, 2018 or the three and nine months ended September 30, 2019.
The tables below indicate, as of September 30, 2019 and December 31, 2018, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at September 30, 2019
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Commercial mortgage backed securities issued by U.S. Agencies	—	—	—	—	—	—
Residential mortgage backed securities issued by U.S. Agencies	—	—	18,323	(207)	18,323	(207)
Total	$—	$—	$18,323	$(207)	$18,323	$(207)

	Securities with Unrealized Loss at December 31, 2018
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$—	$—	$2,980	$(19)	$2,980	$(19)
Commercial mortgage backed securities issued by U.S. Agencies	999	(1)	—	—	999	(1)
Residential mortgage backed securities issued by U.S. Agencies	361	(3)	23,299	(1,020)	23,660	(1,023)
Total	$1,360	$(4)	$26,279	$(1,039)	$27,639	$(1,043)
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
Through the impairment assessment process, we determined that there were no available-for-sale debt securities that were other-than-temporarily impaired at September 30, 2019. We recorded no impairment credit losses on available-for-sale debt securities in our consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018.
We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of September 30, 2019 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).
Equity Investments Without Readily Determinable Fair Value
As of September 30, 2019, we had three investments in private companies and limited partnerships without a readily determinable fair value. As of September 30, 2019, we owned less than 3% of the total investment in each such company or partnership. Under ASU 2016-01, we elected to measure these equity investments using the measurement alternative, which requires that these investments are measured at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. During the three and nine months ended September 30, 2019, these investments were not impaired and there were no observable price changes. As a result, the balance shown below as of September 30, 2019 represents the cost of the investments and is included within other assets on the consolidated statements of financial condition. Prior to the adoption of ASU 2016-01, these investments were accounted for under the cost method of accounting and included within other assets on the consolidated statements of financial condition. During the three and nine months ended September 30, 2019, we had zero and $876 thousand, respectively, of capital contributions to these investments. We had $34 thousand and $175 thousand, respectively, of capital contributions to these investments during the three and nine months ended September 30, 2018. As of September 30, 2019 and December 31, 2018, our equity investments without readily determinable fair value were as follows:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Equity investments without readily determinable fair value	$2,117	$1,240

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$434,249	37.4%	$444,441	40.7%
Commercial real estate loans – owner occupied	216,848	18.7%	211,645	19.3%
Commercial real estate loans – all other	220,170	19.0%	226,441	20.7%
Residential mortgage loans – multi-family	173,275	14.9%	97,173	8.9%
Residential mortgage loans – single family	18,720	1.6%	21,176	1.9%
Construction and land development loans	6,110	0.5%	38,496	3.5%
Consumer loans	91,198	7.9%	54,514	5.0%
Gross loans	1,160,570	100.0%	1,093,886	100.0%
Deferred fee (income) costs, net	4,733		2,860
Allowance for loan and lease losses	(12,086)		(13,506)
Loans, net	$1,153,217		$1,083,240
At September 30, 2019 and December 31, 2018, real estate loans of approximately $436 million and $807 million, respectively, were pledged to secure borrowings obtained from the FHLB and to support our unfunded borrowing capacity. At September 30, 2019 and December 31, 2018, commercial and consumer loans of $267 million and $51 million, respectively, were pledged to secure borrowings from the FRB to support our unfunded borrowing capacity. During the three and nine months ended September 30, 2019, we sold $3.0 million and $10.1 million, respectively, of Small Business Administration (SBA) loans at a premium. During the nine months ended September 30, 2018, we sold $15.1 million of commercial real estate loans - all other at par value. No loans were sold during the three months ended September 30, 2018. During the three and nine months ended September 30, 2019, we purchased loans totaling $81.0 million and $123.1 million, respectively, of which $81.0 million were multi-family mortgage loans and $39.9 million were consumer loans. We purchased no loans during the three and nine months ended September 30, 2018.
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

Set forth below is a summary of the activity in the ALLL, by portfolio type, during the three and nine months ended September 30, 2019 and 2018:

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL in the three months ended September 30, 2019:
Balance at beginning of period	$6,809	$2,790	$119	$1,756	$—	$11,474
Charge offs	(1,549)	—	—	(2)	—	(1,551)
Recoveries	58	—	—	5	—	63
Provision	2,202	(45)	(36)	(21)	—	2,100
Balance at end of period	$7,520	$2,745	$83	$1,738	$—	$12,086
ALLL in the nine months ended September 30, 2019:
Balance at beginning of period	$8,071	$3,643	$426	$1,290	$76	$13,506
Charge offs	(7,337)	—	—	(39)	—	(7,376)
Recoveries	541	—	—	15	—	556
Provision	6,245	(898)	(343)	472	(76)	5,400
Balance at end of period	$7,520	$2,745	$83	$1,738	$—	$12,086
ALLL in the three months ended September 30, 2018:
Balance at beginning of period	$7,493	$2,953	$327	$1,578	$1,018	$13,369
Charge offs	(416)	—	—	(3)	—	(419)
Recoveries	448	60	—	5	—	513
Provision	(229)	664	81	(21)	(495)	—
Balance at end of period	$7,296	$3,677	$408	$1,559	$523	$13,463
ALLL in the nine months ended September 30, 2018:
Balance at beginning of period	$9,155	$2,906	$650	$1,043	$442	$14,196
Charge offs	(1,840)	—	—	(3)	—	(1,843)
Recoveries	1,009	60	—	41	—	1,110
Provision	(1,028)	711	(242)	478	81	—
Balance at end of period	$7,296	$3,677	$408	$1,559	$523	$13,463

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of September 30, 2019 and December 31, 2018.

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL balance at September 30, 2019 related to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	7,520	2,745	83	1,738	—	12,086
Total	$7,520	$2,745	$83	$1,738	$—	$12,086
Loans balance at September 30, 2019 related to:
Loans individually evaluated for impairment	$6,796	$6,266	$—	$—	$—	$13,062
Loans collectively evaluated for impairment	427,453	604,027	6,110	109,918	—	1,147,508
Total	$434,249	$610,293	$6,110	$109,918	$—	$1,160,570
ALLL balance at December 31, 2018 related to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	8,071	3,643	426	1,290	76	13,506
Total	$8,071	$3,643	$426	$1,290	$76	$13,506
Loans balance at December 31, 2018 related to:
Loans individually evaluated for impairment	$3,352	$831	$—	$43	$—	$4,226
Loans collectively evaluated for impairment	441,089	534,428	38,496	75,647	—	1,089,660
Total	$444,441	$535,259	$38,496	$75,690	$—	$1,093,886

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factor into our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at September 30, 2019 and December 31, 2018:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At September 30, 2019
Commercial loans	$3,478	$12	$82	$3,572	$430,677	$434,249	$—
Commercial real estate loans – owner-occupied	—	—	—	—	216,848	216,848	—
Commercial real estate loans – all other	—	—	—	—	220,170	220,170	—
Residential mortgage loans – multi-family	—	—	—	—	173,275	173,275	—
Residential mortgage loans – single family	—	—	—	—	18,720	18,720	—
Construction and land development loans	4,267	—	—	4,267	1,843	6,110	—
Consumer loans	68	2	4	74	91,124	91,198	—
Total	$7,813	$14	$86	$7,913	$1,152,657	$1,160,570	$—
At December 31, 2018
Commercial loans	$—	$3,705	$4,273	$7,978	$436,463	$444,441	$1,278
Commercial real estate loans – owner-occupied	—	831	—	831	210,814	211,645	—
Commercial real estate loans – all other	—	—	—	—	226,441	226,441	—
Residential mortgage loans – multi-family	—	—	—	—	97,173	97,173	—
Residential mortgage loans – single family	—	—	—	—	21,176	21,176	—
Construction and land development loans	—	—	—	—	38,496	38,496	—
Consumer loans	13	—	—	13	54,501	54,514	—
Total	$13	$4,536	$4,273	$8,822	$1,085,064	$1,093,886	$1,278
Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at September 30, 2019. There were $1.3 million of loans 90 days or more past due and still accruing interest at December 31, 2018. In certain instances, when a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received (referred to as full nonaccrual basis of accounting), except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income (referred to as nonaccrual cash basis of accounting). Nonaccrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.
The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$6,849	$3,352
Commercial real estate loans – owner occupied	6,266	831
Consumer	94	43
Total(1)	$13,209	$4,226

(1)    Nonaccrual loans may include loans that are currently considered performing loans.

 We classify our loan portfolio using internal asset quality ratings. The following table provides a summary of loans by portfolio type and our internal asset quality ratings as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Pass:
Commercial loans	$382,003	$428,287
Commercial real estate loans – owner occupied	206,192	205,914
Commercial real estate loans – all other	220,170	226,441
Residential mortgage loans – multi family	173,275	97,173
Residential mortgage loans – single family	18,720	21,176
Construction and land development loans	6,110	38,496
Consumer loans	91,102	54,415
Total pass loans	$1,097,572	$1,071,902
Special Mention:
Commercial loans	$26,721	$10,411
Commercial real estate loans – owner occupied	4,390	4,900
Total special mention loans	$31,111	$15,311
Substandard:
Commercial loans	$24,448	$5,743
Commercial real estate loans – owner occupied	6,266	831
Consumer loans	96	99
Total substandard loans	$30,810	$6,673
Doubtful:
Commercial loans	$1,077	$—
Total doubtful loans	$1,077	$—
Total Loans:	$1,160,570	$1,093,886
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
The following table sets forth information regarding impaired loans, at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Impaired loans:
Nonaccruing loans	$13,209	$4,226
Nonaccruing restructured loans(1)	—	—
Accruing restructured loans(1)(2)	—	—
Total impaired loans	$13,209	$4,226
Impaired loans less than 90 days delinquent and included in total impaired loans	$13,205	$1,232

(1)	As of September 30, 2019 and December 31, 2018, we had no restructured loans.

(2)	See “Troubled Debt Restructurings” below for a description of accruing restructured loans at September 30, 2019 and December 31, 2018.

The table below contains additional information with respect to impaired loans, by portfolio type, as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$6,849	$8,427	$—	$3,352	$4,516	$—
Commercial real estate loans – owner occupied	6,266	6,395	—	831	925	—
Consumer loans	94	127	—	43	65	—
Total	13,209	14,949	—	4,226	5,506	—
With allowance recorded:
Total	—	—	—	—	—	—
Total
Commercial loans	$6,849	$8,427	$—	$3,352	$4,516	$—
Commercial real estate loans – owner occupied	6,266	6,395	—	831	925	—
Consumer loans	94	127	—	43	65	—
Total	13,209	14,949	—	4,226	5,506	—

(1)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At September 30, 2019 and December 31, 2018, there were $13.2 million and $4.2 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at September 30, 2019 for which no specific reserves were allocated, $0.8 million had been deemed impaired in the prior year.
Average balances and interest income recognized on impaired loans, by portfolio type, for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$3,658	$190	$4,700	$39	$2,786	$394	$4,256	$101
Commercial real estate loans – owner occupied	3,524	118	856	—	2,171	237	871	—
Commercial real estate loans – all other	—	—	—	—	—	—	762	—
Residential mortgage loans – single family	—	—	—	—	—	—	43	—
Consumer loans	95	—	48	—	68	2	51	—
Total	7,277	308	5,604	39	5,025	633	5,983	101
With allowance recorded:
Commercial loans	—	—	—	—	—	—	209	—
Total	—	—	—	—	—	—	209	—
Total
Commercial loans	3,658	190	4,700	39	2,786	394	4,465	101
Commercial real estate loans – owner occupied	3,524	118	856	—	2,171	237	871	—
Commercial real estate loans – all other	—	—	—	—	—	—	762	—
Residential mortgage loans – single family	—	—	—	—	—	—	43	—
Consumer loans	95	—	48	—	68	2	51	—
Total	$7,277	$308	$5,604	$39	$5,025	$633	$6,192	$101
The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $50 thousand and $131 thousand during the three months ended September 30, 2019 and 2018, respectively, and $54 thousand and $293 thousand during the nine months ended September 30, 2019 and 2018, respectively.

Troubled Debt Restructurings (“TDRs”)
Pursuant to the FASB's ASU No. 2011-2, A Creditor’s Determination of whether a Restructuring is a Troubled Debt Restructuring, the Bank's TDRs totaled $0 at both September 30, 2019 and December 31, 2018. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the form of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower’s cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower’s loan will be reinstated.
There were no loans restructured as TDRs during the three and nine months ended September 30, 2019 or 2018.

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
During the three and nine months ended September 30, 2019, we recognized rent expense associated with our leases as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Lease cost	(Dollars in thousands)
Finance lease cost:
Operating lease cost	585	$1,688
Short-term lease cost(1)	29	119
Total lease cost	$614	$1,807

Weighted-average remaining lease term—operating leases (in years)		5.61

(1)    Includes leases that are less than 12 months and equipment leases that are accounted for on a cash basis.
Because we generally do not have access to the rate implicit in the lease, we utilize our borrowing rate with the FHLB as the discount rate.  The weighted average discount rate associated with operating leases as of September 30, 2019 is 1.57%.
Supplemental balance sheet information related to leases was as follows:

	Financial Statement Classification	September 30, 2019
		(Dollars in thousands)
Operating right-of-use assets	Other assets	$12,029
Operating lease liabilities	Other liabilities	$12,869
During the nine months ended September 30, 2019, we had the following cash and non-cash activities associated with our leases:

Nine Months Ended September 30,
2019
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases (fixed payments)	$1,688

Non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,625
As a result of the Bank’s renewal of the lease of its headquarters, the ROU asset increased from $9.9 million at June 30, 2019 to 12.6 million at September 30, 2019.

Maturities of operating lease liabilities as of September 30, 2019 are as follows:

(Dollars in thousands)
For the years ending December 31,
Remainder of 2019	562
2020	2,289
2021	2,359
2022	2,440
2023	2,522
2024 and beyond	3,565
Total	13,737
Less: Imputed interest	868
Total Lease liabilities	12,869

7. Income Taxes
For the three and nine months ended September 30, 2019, we had income tax expense of $0.7 million and $2.2 million, respectively, as a result of our operating income. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and based on its evaluation, management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at September 30, 2019. Significant positive evidence included our three-year cumulative income position, continued improvement in asset quality, and the expectation that we will continue to have positive earnings based on twelve trailing quarters of positive income and our forecast. Negative evidence included our accumulated deficit.
For the three and nine months ended September 30, 2018, we had an income tax benefit of $98 thousand and $11.2 million, respectively, as a result of our net income during the third quarter of 2018 and the release of our full valuation allowance of $11.1 million on our net deferred tax asset during the second quarter of 2018. During the three months ended September 30, 2018, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset. For the three months ended June 30, 2018, management evaluated the positive and negative evidence and determined that the valuation allowance that was previously established on the balance of our deferred tax asset was no longer required and released the entire $11.1 million. During the three months ended September 30, 2018, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset. Based on this evaluation, management believed that the Company would be able to realize the deferred tax asset within the period that our operating losses may be carried forward. Significant positive evidence included our three-year cumulative income position, continued improvement in asset quality, and the expectation that we will continue to have positive earnings based on eight trailing quarters of positive income and our forecast. Negative evidence at September 30, 2018 included our accumulated deficit.
We file income tax returns with the U.S. federal government and the State of California. As of September 30, 2019, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2015 to 2017 tax years and the Franchise Tax Board for California state income tax returns for the 2014 to 2017 tax years. Net operating losses on our U.S. federal and California state income tax returns may be carried forward up to 20 years. As of September 30, 2019, we do not have any unrecognized tax benefits.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three and nine months ended September 30, 2019 and 2018.

8. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan, which was amended at the Annual Shareholders meeting held in May 2013 (the “2010 Incentive Plan”), and which superseded our shareholder-approved 2008 and 2004 Equity Incentive Plans (the “Previously Approved Plans”). Options to purchase a total of 6,003 shares of our common stock granted under the Previously Approved Plans were outstanding at September 30, 2019. As of September 30, 2019, there were options to purchase a total of 832,673 shares of our common stock and 137,692 shares of our unvested restricted stock grants under the 2010 Incentive Plan.
In May 2019, our shareholders approved the adoption of our 2019 Equity Incentive Plan (the “2019 Incentive Plan”), which authorized and set aside a total of 2,000,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. Since approval of the 2019 Incentive Plan, no additional awards will be issued under the 2010 Incentive Plan, although awards outstanding under the 2010 Incentive Plan will remain outstanding and will continue to be governed by the terms of the 2010 Incentive Plan and any applicable award agreements. Under the terms of the 2019 Incentive Plan, any forfeited options or unvested restricted stock grants that had been issued under the Previously Approved Plans or the 2010 Incentive Plan will not be available for future equity incentive grants. As of September 30, 2019, there were outstanding options to purchase a total of 250,000 shares of our common stock, 100,000 shares of our unvested restricted stock units, and 2,656 shares of our unvested restricted stock grants under the 2019 Incentive Plan. As of September 30, 2019, there remain 1,493,360 shares available for future grants under the 2019 Incentive Plan.
A stock option entitles the recipient to purchase shares of our common stock at a price per share that may not be less than 100% of the fair market value of the Company’s shares on the date the option is granted. Restricted shares may be granted at such purchase prices and on such other terms, including restrictions and Company repurchase or reacquisition rights, as are fixed by the Compensation Committee at the time rights to purchase such restricted shares are granted. Stock Appreciation Rights (“SARs”) entitle the recipient to receive a cash payment in an amount equal to the difference between the fair market value of the Company’s shares on the date of vesting and a “base price” (which, in most cases, will be equal to the fair market value of the Company’s shares on the date the SAR is granted), subject to the right of the Company to make such payment in shares of its common stock at their then fair market value. Stock units may be payable in cash or shares of common stock, or a combination of the two. A stock unit is a bookkeeping entry representing the equivalent of one common share. Options, restricted shares, SARs and stock units may vest in installments over various periods generally ranging up to five years, subject to the recipient’s continued employment or service or the achievement of specified performance goals, as determined by the Compensation Committee at the time it grants or awards the options, the restricted shares, the SARs or the stock units. Stock options, SARs and stock units may be granted for terms of up to 10 years after the date of grant, but will terminate sooner upon or shortly after a termination of service occurring prior to the expiration of the term of the option, SAR or stock unit. The Company will become entitled to repurchase any unvested restricted shares, at the same price that was paid for the shares by the recipient, or to cancel those shares in the event of a termination of employment or service of the holder of such shares or if any performance goals specified in the award are not satisfied. To date, the Company has not granted any SARs.
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options, restricted shares, SARs and stock units that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at September 30, 2019 were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company has also granted restricted stock and stock units for the benefit of its employees and directors. These restricted shares vest over a period ranging from three to five years for employees and one year for directors while the stock units vest over a period of one to five years. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients of stock units have no rights of a stockholder. The recipients do not pay any cash consideration for the shares or stock units.
Stock Options
The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Assumptions with respect to:	2019	2018(1)	2019	2018
Expected volatility	27%	—%	27%	30%
Risk-free interest rate	1.35%	—%	1.35%	2.69%
Expected dividends	—%	—%	—%	—%
Expected term (years)	5.1	0.0	5.1	5.8
Weighted average fair value of options granted during period	$1.97	$—	$1.97	$2.81

(1)    No stock options were granted during the three months ended September 30, 2018.
The following table summarizes the stock option activity under the Company’s equity incentive plans during the nine months ended September 30, 2019 and 2018, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2019		2018
Outstanding – January 1,	864,330	$6.86	792,577	$6.41
Granted	250,000	7.33	154,011	8.20
Exercised	(18,250)	5.57	(75,108)	4.95
Forfeited/Canceled	(7,404)	8.15	(7,150)	6.47
Outstanding – September 30,	1,088,676	6.98	864,330	6.86
Options Exercisable – September 30,	720,402	$6.68	588,233	$6.49
Options Vested – September 30,	720,402	$6.68	588,233	$6.49
Options to purchase 3,250 and 0 shares of our common stock were exercised during the three months ended September 30, 2019 and 2018, respectively, and 18,250 and 75,108 during the nine months ended September 30, 2019 and 2018, respectively. The aggregate intrinsic value of options exercised during the three months ended September 30, 2019 and 2018 was $3 thousand and zero, respectively, and $41 thousand and $356 thousand during the nine months ended September 30, 2019 and 2018, respectively. The fair value of options that vested during the three months ended September 30, 2019 and 2018 was $8 thousand and $8 thousand, respectively, and $420 thousand and $358 thousand during the nine months ended September 30, 2019 and 2018, respectively.
The following table provides additional information regarding the vested and unvested options that were outstanding at September 30, 2019.

Options Outstanding as of September 30, 2019					Options Exercisable as of September 30, 2019(1)
Exercise Price	Vested	Unvested	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price Per Share
$2.97 – $3.99	18,003	—	$3.48	1.70	18,003	$3.48
$4.00 – $5.99	16,000	—	4.34	1.55	16,000	4.34
$6.00– $6.99	477,937	13,800	6.61	4.74	477,937	6.60
$7.00– $7.99	161,129	250,000	7.23	8.44	161,129	7.08
$8.00-$8.40	47,333	104,474	8.19	8.38	47,333	8.17
	720,402	368,274	$6.98	6.55	720,402	$6.68

(1)	The weighted average remaining contractual life of the options that were exercisable as of September 30, 2019 was 5.08 years.
The aggregate intrinsic value of options that were outstanding and exercisable at September 30, 2019 and December 31, 2018 was $628 thousand and $388 thousand, respectively.

A summary of the status of the unvested options outstanding as of September 30, 2019 and 2018, and changes in the weighted average grant date fair values of the unvested options during the nine months ended September 30, 2019 and 2018, are set forth in the following table.

	For the nine months ended September 30,
	2019		2018
	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value Per Share	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value Per Share
Unvested at the beginning of the period	275,457	$2.79	255,348	$2.80
Granted	250,000	1.97	154,011	2.81
Vested	(150,439)	2.79	(123,361)	2.83
Forfeited/Canceled	(6,744)	2.83	(7,150)	2.66
Unvested at the end of the period	368,274	2.23	278,848	2.79
At September 30, 2019, the weighted average period over which nonvested awards were expected to be recognized was 3.91 years.
Restricted Stock
The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the nine months ended September 30, 2019 and 2018.

	For the nine months ended September 30,
	2019		2018
	Number of Shares	Average Grant Date Fair Value Per Share	Number of Shares	Average Grant Date Fair Value Per Share
Outstanding at the beginning of the period	115,031	$8.04	103,508	$7.33
Granted	126,552	8.58	82,217	8.33
Vested	(93,859)	8.07	(62,564)	7.26
Forfeited	(7,376)	8.77	(4,690)	7.55
Outstanding at the end of the period	140,348	$8.47	118,471	$8.06

Stock Units
The following table summarizes the activity related to stock units granted, vested and forfeited under our equity incentive plans during the nine months ended September 30, 2019 and 2018.

	For the nine months ended September 30,
	2019		2018
	Number of Shares	Average Grant Date Fair Value Per Share	Number of Shares	Average Grant Date Fair Value Per Share
Outstanding at the beginning of the period	—	$—	—	$—
Granted	100,000	7.33	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at the end of the period	100,000	$7.33	—	$—

Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options, restricted stock, and stock units outstanding at September 30, 2019, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Stock Units	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
Remainder of 2019	$60	$121	$62	$243
2020	246	383	244	873
2021	139	276	244	659
2022	114	91	164	369
2023 and beyond	167	47	—	214
	$726	$918	$714	$2,358
The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the three months ended September 30, 2019 and 2018 were $293 thousand and $166 thousand, respectively, in each case net of taxes, and $589 thousand and $458 thousand for the nine months ended September 30, 2019 and 2018, respectively, in each case net of taxes.

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

The following table shows how we computed basic and diluted EPS for the three and nine months ended September 30, 2019 and 2018.

(In thousands, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Basic EPS:
Net income	$1,630	$3,900	$5,239	$22,976
Less dividends on preferred stock	—	—	—	—
Less dividends on common stock	—	—	—	—
Less dividends on unvested shares	—	—	—	—
Net income allocable to common shareholders	$1,630	$3,900	$5,239	$22,976
Less earnings allocated to participating securities	11	64	196	203
Earnings allocated to common shareholders	$1,619	$3,836	$5,043	$22,773
Weighted average common shares outstanding	23,356	22,996	22,606	23,121
Basic earnings per common share	$0.07	$0.17	$0.22	$0.98
Diluted EPS:
Earnings allocated to common shareholders	$1,630	$3,900	$5,239	$22,976
Weighted average common shares outstanding	23,356	22,996	22,606	23,121
Add dilutive effects of restricted stock grants	163	115	157	115
Add dilutive effects for assumed conversion of Series A preferred stock	—	271	720	91
Add dilutive effect for stock options	138	216	122	208
Weighted average diluted common shares outstanding	23,657	23,598	23,605	23,535
Diluted earnings per common share	$0.07	$0.17	$0.22	$0.98

(1)
The basic and diluted earnings per share amounts for the three and nine months ended September 30, 2019 and 2018 are the same under both the Treasury Stock Method and the Two-Class Method as prescribed in FASB ASC 260-10, Earnings Per Share.

The weighted average shares that have an antidilutive effect in the calculation of diluted net income per share and have been excluded from the computations above were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options(1)	257,636	140,985	208,997	128,711

(1)
Represents stock options that were excluded from the computation of diluted earnings per common share for the three and nine months ended September 30, 2019 and 2018 as a result of the shares being “out-of-the-money.”

10. Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss), net
Accumulated other comprehensive income (loss), net as of September 30, 2019 and December 31, 2018 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Accumulated Other Comprehensive Income (Loss), Net
	(Dollars in thousands)
Ending balance as of December 31, 2017	$(1,143)	$(1,143)
Other comprehensive income before reclassifications, net of tax of $142 thousand	(50)	(50)
Amounts reclassified from accumulated other comprehensive loss(1)	49	49
Other comprehensive loss, net of tax of $142 thousand	(1)	(1)
Ending balance as of December 31, 2018	$(1,144)	$(1,144)
Other comprehensive income before reclassifications, net of tax of $289 thousand	690	690
Amounts reclassified from accumulated other comprehensive loss	—	—
Other comprehensive income, net of tax of $289 thousand	690	690
Ending balance as of September 30, 2019	$(454)	$(454)

(1)
This balance consists of the $48 thousand net gain on sale of available for sale debt securities included in our consolidated statement of operations offset by $97 thousand included in our consolidated statement of shareholders' equity as an adjustment to our beginning retained earnings.

11. Commitments and Contingencies
Commitments
To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At September 30, 2019 and December 31, 2018, we were committed to fund certain loans including letters of credit amounting to approximately $286 million and $302 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represent the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $350 thousand at both September 30, 2019 and December 31, 2018.
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
Borrowings
At September 30, 2019 and December 31, 2018, our borrowings and contractual obligations consisted of the following:

(Dollars in thousands)	September 30, 2019	December 31, 2018
FHLB advances—short-term	$40,000	$40,000
FHLB advances—long-term	—	—
Total	$40,000	$40,000

The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 2.17% for the nine months ended September 30, 2019.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
10,000	2.52%	November 29, 2019
10,000	2.19%	December 26, 2019
10,000	2.00%	December 30, 2019
10,000	1.97%	March 30, 2020
At September 30, 2019, $436 million of loans were pledged to support our FHLB borrowings and our unfunded borrowing capacity. As of September 30, 2019, we had unused borrowing capacity of $273 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the three months ended September 30, 2019 was $40 million. At September 30, 2019 and December 31, 2018, commercial and consumer loans of $257 million and $51 million, respectively, were pledged to secure borrowings from the FRB to support our unfunded borrowing capacity of $183 million.
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
In December 2016, following an ongoing review related to alleged discriminatory practices within our discontinued mortgage banking business, we received notice that the U.S. Department of Justice (“DOJ”) had authorized a potential enforcement action against the Bank. During the year ended December 31, 2018, we settled this matter with the DOJ for $1.0 million, which we have fully accrued and funded as of September 30, 2019.
Based on our evaluation of the remaining lawsuits and other proceedings that were pending against us as of September 30, 2019, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our results of operations or cash flows for any particular reporting period.

12. Business Segment Information
We have one reportable business segment, commercial banking. The commercial banking segment provides middle-market businesses, professional firms and individuals with a diversified range of products and services such as various types of deposit accounts, various types of commercial and consumer loans, cash management services, and online banking services.
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
The following table sets forth information regarding the net interest income and noninterest income for our commercial banking segment for the three and nine months ended September 30, 2019 and 2018.

(Dollars in thousands)	Commercial	Other(1)	Total
Net interest income for the three months ended September 30,
2019	$12,960	$(217)	$12,743
2018	$11,876	$(187)	$11,689
Noninterest income for the three months ended September 30,
2019	$1,335	$7	$1,342
2018	$1,109	$6	$1,115
Net interest income for the nine months ended September 30,
2019	$37,692	$(680)	$37,012
2018	$35,325	$996	$36,321
Noninterest income for the nine months ended September 30,
2019	$4,198	$21	$4,219
2018	$3,288	$18	$3,306
Segment Assets at:
September 30, 2019	$1,437,734	$977	$1,438,711
December 31, 2018	$1,349,097	$241	$1,349,338

(1)	Represents net interest income and noninterest income for PMAR and PMBC.

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
The following table sets forth the capital and capital ratios of the Bank (on a stand-alone basis) at September 30, 2019, as compared to the regulatory requirements applicable to it.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk Weighted Assets	168,838	13.2%	123,694	At least 8.625	$127,979	At least 10.0

Common Equity Tier 1 Capital to Risk Weighted Assets	156,402	12.2%	65,589	At least 5.125	$83,186	At least 6.5

Tier 1 Capital to Risk Weighted Assets	156,402	12.2%	84,786	At least 6.625	$102,383	At least 8.0

Tier 1 Capital to Average Assets	156,402	10.9%	57,366	At least 4.0	$71,707	At least 5.0
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt correct action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. At September 30, 2019, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution under the capital adequacy guidelines described above.
On September 17, 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9.0%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The CBLR framework will be available for banks to use in their March 31, 2020, Call Report. The Company has not yet determined if it will opt into the CBLR framework for the Bank.

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
In addition to the risk of incurring loan losses and provision for loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk that steps we have taken to strengthen our overall credit administration are not effective; the risk of a downturn in the United States economy, and domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk of increases in our nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of assets; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities; the risk that our efforts to develop a robust commercial banking platform may not succeed; and the risk that we may be unable to realize our expected level of increasing deposit inflows. Readers of this Report are encouraged to review the additional information regarding these and other risks and uncertainties to which our business is subject that is contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) that we filed with the Securities and Exchange Commission (“SEC”) on March 11, 2019, as such information may be updated from time to time in subsequent Quarterly Reports on Form 10-Q that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three and nine months ended, and our financial condition at, September 30, 2019.
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
As of September 30, 2019, our total assets, net loans and total deposits were $1.4 billion, $1.2 billion and $1.2 billion, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the
Federal Deposit Insurance Corporation (the “FDIC”). For the nine months ended September 30, 2019 and 2018, we operated as one reportable segment, Commercial Banking.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.

Results of Operations
Operating Results for the Three and Nine Months Ended September 30, 2019 and 2018
Our operating results for the three and nine months ended September 30, 2019, compared to the same period in September 30, 2018, were as follows:

	Three Months Ended September 30,		2019 vs. 2018 % Change	Nine Months Ended September 30,		2019 vs. 2018 % Change
	2019	2018		2019	2018
	(Dollars in thousands)
Interest income	$16,767	$15,218	10.2%	$49,399	$46,147	7.0%
Interest expense	4,024	3,529	14.0%	12,387	9,826	26.1%
Provision for loan and lease losses	2,100	—	N/A	5,400	—	100.0%
Non-interest income	1,342	1,115	20.4%	4,219	3,306	27.6%
Non-interest expense	9,697	9,002	7.7%	28,388	27,834	2.0%
Income tax expense	658	(98)	100.0%	2,204	(11,183)	(119.7)%
Net income	1,630	3,900	(58.2)%	5,239	22,976	(77.2)%
Interest Income
Three Months Ended September 30, 2019 and 2018
Total interest income increased 10.2% to $16.8 million for the three months ended September 30, 2019 from $15.2 million for the three months ended September 30, 2018. This was primarily due to an increase in interest earned on loans and short-term investments as a result of higher average balances and an increase in the average yield during the three months ended September 30, 2019 as compared to the same prior year period. During the three months ended September 30, 2019 and 2018, interest income on loans was $15.0 million and $13.9 million, respectively, yielding 5.44% and 5.25% on average loan balances of $1.10 billion and $1.05 billion, respectively. The increase in average loan yields is primarily attributable to the Board of Governors of the Federal Reserve System ("Federal Reserve Board") raising short-term interest rates by 100 basis points during the year ended December 31, 2018, which was partially offset by rate cuts of 50 basis points during the three months ended September 30, 2019.
During the three months ended September 30, 2019 and 2018, interest income from our securities available-for-sale and stock was $257 thousand and $265 thousand, respectively, yielding 2.90% and 2.74% on average balances of $35.1 million and $38.4 million, respectively. The average securities balances decreased as a result of the maturities of, and payments on, securities available-for-sale, partially offset by the purchase of $2.5 million in available-for-sale securities during 2018. Interest income from our short-term investments, including our Federal Funds sold and interest-bearing deposits, was $1.47 million and $1.06 million for the three months ended September 30, 2019 and 2018, respectively, yielding 2.21% and 1.99% on average balances of $263.2 million and $209.8 million, respectively. The increase in interest income from our short-term investments was primarily attributable to a higher average balance during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, and an increase in the average yield during the same period. The increase in average yields is attributable to the Federal Reserve Board raising short-term interest rates by 100 basis points during the year ended December 31, 2018, which was partially offset by rate cuts of 50 basis points during the three months ended September 30, 2019. As a result, total interest income on investments increased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.
Nine Months Ended September 30, 2019 and 2018
Total interest income increased 7.0% to $49.4 million for the nine months ended September 30, 2019 from $46.1 million for the nine months ended September 30, 2018. This was primarily due to an increase in interest income on short-term investments during the nine months ended September 30, 2019 as compared to the same prior year period. During the nine months ended September 30, 2019 and 2018, interest income on loans was $44.2 million and $42.7 million, respectively, yielding 5.46% and 5.35% on average loan balances of $1.08 billion and $1.07 billion, respectively. The increase in average loan yields is primarily attributable to (“Federal Reserve Board”) raising short-term interest rates by 100 basis points during the year ended December 31, 2018, partially offset by the recovery of $1.6 million in interest income on two loan relationships that had been on nonaccrual status but were paid off during the nine months ended September 30, 2018.
During the nine months ended September 30, 2019 and 2018, interest income from our securities available-for-sale and stock was $808 thousand and $801 thousand, respectively, yielding 2.92% and 2.68% on average balances of $37.0 million and $40.0 million, respectively. Interest income from our short-term investments, including our Federal Funds sold and interest-bearing deposits, was $4.4 million and $2.6 million for the nine months ended September 30, 2019 and 2018, respectively, yielding 2.35% and 1.80% on average balances of $253.1 million and $194.3 million, respectively. The increase in interest income from our short-term investments was primarily attributable to an increase in the average balance of investments and an increase in average yield resulting from higher interest rates set by the Federal Reserve Board during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. As a result, total interest income on investments increased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Interest Expense
Three Months Ended September 30, 2019 and 2018
Total interest expense increased 14.0% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily due to an increase in our cost of funds from 1.68% at September 30, 2018 to 1.88% at September 30, 2019 and an increase in the average balance of interest-bearing liabilities from $833.1 million at September 30, 2018 to $850.2 million at September 30, 2019, which consisted of deposits, borrowings and junior subordinated debentures. Our cost of funds increased as a result of the actions of the Federal Reserve Board to raise short-term interest rates by 100 basis points throughout the year 2018. The increase in our average balance of interest-bearing liabilities is primarily the result of higher deposits due to new client acquisition, our decision to increase the rate of interest paid on our non-maturing interest bearing deposits and our certificates of deposit resulting from the rising interest rate environment, and an increase in our Federal Home Loan Bank (“FHLB”) borrowings. Interest expense on our certificates of deposit for the three months ended September 30, 2019 and 2018 was $1.6 million and $1.3 million, respectively, with a cost of funds of 2.39% and 1.75% on average balances of $259.8 million and $299.3 million, respectively.
Nine Months Ended September 30, 2019 and 2018
Total interest expense increased 26.1% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was primarily due to an increase in our cost of funds from 1.54% at September 30, 2018 to 1.89% at September 30, 2019 and an increase in the average balance of interest-bearing liabilities from $851.7 million at September 30, 2018 to $874.0 million at September 30, 2019, which consisted of deposits, borrowings and junior subordinated debentures. Our cost of funds increased as a result of the actions of the Federal Reserve Board to raise short-term interest rates by 100 basis points over the course of the year 2018. The increase in our average balance of interest-bearing liabilities is primarily the result of higher deposits due to new client acquisition, our decision to increase the rate of interest paid on our non-maturing interest bearing deposits and our certificates of deposit resulting from the rising interest rate environment, and an increase in our FHLB borrowings. Interest expense on our certificates of deposit for the nine months ended September 30, 2019 and 2018 was $4.4 million and $4.1 million, respectively, with a cost of funds of 2.21% and 1.65% on average balances of $264.6 million and $327.9 million, respectively.
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
The following table sets forth information regarding our average balances, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and nine months ended September 30, 2019 and 2018. Average balances are calculated based on average daily balances.

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$263,219	$1,465	2.21%	$209,805	$1,055	1.99%
Securities available for sale and stock(2)	35,105	257	2.90%	38,409	265	2.74%
Loans(3)	1,097,646	15,045	5.44%	1,050,264	13,898	5.25%
Total interest-earning assets	1,395,970	16,767	4.77%	1,298,478	15,218	4.65%
Noninterest-earning assets
Cash and due from banks	16,551			14,711
All other assets	25,295			17,459
Total assets	$1,437,816			$1,330,648
Interest-bearing liabilities:
Interest-bearing checking accounts	$111,614	$163	0.58%	$66,799	$86	0.51%
Money market and savings accounts	432,397	1,904	1.75%	421,562	1,764	1.66%
Certificates of deposit	259,830	1,562	2.39%	299,305	1,321	1.75%
Other borrowings	28,804	177	2.44%	27,935	138	1.96%
Junior subordinated debentures	17,527	218	4.93%	17,527	220	4.98%
Total interest bearing liabilities	850,172	4,024	1.88%	833,128	3,529	1.68%
Noninterest bearing liabilities
Demand deposits	421,524			353,635
Accrued expenses and other liabilities	17,739			9,292
Shareholders’ equity	148,381			134,593
Total liabilities and shareholders’ equity	$1,437,816			$1,330,648
Net interest income		$12,743			$11,689
Net interest income/spread			2.89%			2.97%
Net interest margin			3.62%			3.57%

(1)	Short-term investments consist of Federal Funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.

(3)	Loans include the average balance of nonaccrual loans.

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$253,058	$4,439	2.35%	$194,302	$2,615	1.80%
Securities available for sale and stock(2)	37,047	808	2.92%	39,987	801	2.68%
Loans(3)	1,080,278	44,152	5.46%	1,067,399	42,731	5.35%
Total interest-earning assets	1,370,383	49,399	4.82%	1,301,688	46,147	4.74%
Noninterest-earning assets
Cash and due from banks	15,741			15,717
All other assets	26,845			12,547
Total assets	$1,412,969			$1,329,952
Interest-bearing liabilities:
Interest-bearing checking accounts	$105,265	$505	0.64%	$69,363	$263	0.51%
Money market and savings accounts	450,342	6,123	1.82%	401,993	4,418	1.47%
Certificates of deposit	264,557	4,377	2.21%	327,873	4,050	1.65%
Other borrowings	36,300	698	2.57%	34,932	475	1.82%
Junior subordinated debentures	17,527	684	5.22%	17,527	620	4.73%
Total interest bearing liabilities	873,991	12,387	1.89%	851,688	9,826	1.54%
Noninterest bearing liabilities
Demand deposits	374,713			344,090
Accrued expenses and other liabilities	18,837			10,230
Shareholders’ equity	145,428			123,944
Total liabilities and shareholders’ equity	$1,412,969			$1,329,952
Net interest income		$37,012			$36,321
Net interest income/spread			2.93%			3.20%
Net interest margin			3.61%			3.73%

(1)	Short-term investments consist of Federal Funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.

(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth changes in interest income, including loan fees, and interest paid in the three and nine months ended September 30, 2019 and 2018 and the extent to which those changes were attributable to changes in (i) the volumes of or the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018 Increase (Decrease) due to Changes in			Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$290	$120	$410	$911	$913	$1,824
Securities available for sale and stock(2)	(24)	16	(8)	(61)	68	7
Loans	639	508	1,147	520	901	1,421
Total earning assets	905	644	1,549	1,370	1,882	3,252
Interest expense
Interest-bearing checking accounts	64	13	77	160	82	242
Money market and savings accounts	46	94	140	574	1,132	1,706
Certificates of deposit	(191)	432	241	(878)	1,204	326
Borrowings	4	35	39	19	204	223
Junior subordinated debentures	—	(2)	(2)		64	64
Total interest-bearing liabilities	(77)	572	495	(125)	2,686	2,561
Net interest income	$982	$72	$1,054	$1,495	$(804)	$691

(1)	Short-term investments consist of Federal Funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.
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
We recorded a provision for loan and lease losses of $2.1 million and $5.4 million, respectively, during the three and nine months ended September 30, 2019, as a result of $5.7 million in total charge offs in the first quarter of 2019, which primarily related to one credit relationship, $1.5 million in total total charge-offs in the third quarter of 2019, which primarily related to one credit relationship, partially offset by a change in the mix of our loan portfolio. We recorded no provision for loan and lease losses during the three and nine months ended September 30, 2018 due primarily to the slight decrease in our loan portfolio for these periods.

See “—Financial Condition—Nonperforming Assets and Allowance for Loan and Lease Losses” below in this Item 2 for additional information regarding the ALLL.
Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amount	Amount	Percentage Change	Amount	Amount	Percentage Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(Dollars in thousands)
Service fees on deposits and other banking services	$463	$382	21.2%	$1,303	$1,176	10.8%
Net gain on sale of securities available for sale	—	—	—%	—	48	(100.0)%
Net loss on sale of other assets	(6)	—	(100.0)%	(42)	(4)	950.0%
Net gain on sale of Small Business Administration loans	265	—	100.0%	866	—	100.0%
Other noninterest income	620	733	(15.4)%	2,092	2,086	0.3%
Total noninterest income	$1,342	$1,115	20.4%	$4,219	$3,306	27.6%
Three Months Ended September 30, 2019 and 2018
Noninterest income increased by $227 thousand, or 20.4%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily as a result of:

•	An increase of $265 thousand gain on sale of SBA loans and an increase of $81 thousand in service fees, partially offset by

•	A decrease of $113 thousand of other noninterest income during the third quarter of 2019 as compared to the same quarter of 2018.
Nine Months Ended September 30, 2019 and 2018
Noninterest income increased $913 thousand, or 27.6%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily as a result of:

•	An increase of $866 thousand in gain on sale of SBA loans during the nine months ended September 30, 2019 as compared to the same period in 2018; and

•	An increase of $127 thousand in deposit related fees, credit card fees and loan service fees during the nine months ended September 30, 2019 as compared to the same period in 2018; partially offset by

•	A gain of $48 thousand on the sale of securities available for sale during the nine months ended September 30, 2018 that did not occur in the same period in 2019.

Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense during the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	Amount	Amount	Percent Change	Amount	Amount	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$6,070	$5,809	4.5%	$17,247	$17,885	(3.6)%
Occupancy	639	591	8.1%	1,913	1,799	6.3%
Equipment and depreciation	460	438	5.0%	1,401	1,341	4.5%
Data processing	574	412	39.3%	1,618	1,184	36.7%
FDIC expense	165	189	(12.7)%	522	738	(29.3)%
FDIC rebate	(189)	—	(100.0)%	(189)	—	(100.0)%
Other real estate owned expense, net	—	(16)	100.0%	69	(8)	100.0%
Professional fees	1,118	655	70.7%	3,104	2,041	52.1%
Business development	197	257	(23.3)%	634	755	(16.0)%
Loan related expense	122	181	(32.6)%	429	534	(19.7)%
Insurance	58	62	(6.5)%	180	187	(3.7)%
Other operating expenses (1)	483	424	13.9%	1,460	1,378	6.0%
Total noninterest expense	$9,697	$9,002	7.7%	$28,388	$27,834	2.0%

(1)	Other operating expenses primarily consist of telephone, investor relations, promotional, regulatory expenses, and correspondent bank fees.
Three Months Ended September 30, 2019 and 2018
Noninterest expense increased $695 thousand, or 7.7%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily as a result of:

•
An increase of $463 thousand in our professional fees primarily related to higher legal fees during the third quarter of 2019 compared to the recovery of legal fees attributable to the payoff of a loan relationship during the third quarter of 2018 that was previously on nonaccrual status; and

•	An increase of $162 thousand in our data processing fees primarily related to a higher credit card and deposit volume in the third quarter of 2019; and

•	An increase of $261 thousand in salaries and employee benefits primarily related to the acceleration of equity awards of a former executive; partially offset by

•	A decrease of $24 thousand in our FDIC insurance expenses as the result of a lower rate and rebate; and

•
A decrease in various expense accounts related to the normal course of operating, including expenses related to loan production and business development during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 and 2018
Noninterest expense increased $554 thousand, or 2.0%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily as a result of:

•
An increase of $1.06 million in our professional fees primarily related to higher legal fees in 2019 and the recovery of legal fees attributable to the payoff of a loan relationship in 2018 that was previously on nonaccrual status; and

•	An increase of $174 thousand in occupancy and equipment expense related to building and equipment maintenance; and

•	An increase $434 thousand in data processing fees primarily related to a higher credit card and deposit volume; partially offset by

•
A decrease of $638 thousand in salaries and employee benefits primarily related to a decrease in employee benefits and incentive compensation partially offset by the acceleration of equity awards of a former executive; and

•	A decrease of $216 thousand in our FDIC insurance expenses as the result of a lower rate and rebate; and

•	A decrease in various expense accounts related to the normal course of operating, including expenses related to loan production and business development.
Provision for Income Tax
For the three and nine months ended September 30, 2019, we had income tax expense of $658 thousand and $2.2 million, respectively, as a result of our operating income. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and based on its evaluation, management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at September 30, 2019. Significant positive evidence included our three-year cumulative income position, and the expectation that we will continue to have positive earnings based on twelve trailing quarters of positive income and our forecast. Negative evidence included our accumulated deficit.
For the three and nine months ended September 30, 2018, we had an income tax benefit of $98 thousand and $11.2 million, respectively, as a result of our net income during the third quarter of 2018 and the release of our full valuation allowance of $11.1 million on our net deferred tax asset during the second quarter of 2018. During the three months ended June 30, 2018, management evaluated the positive and negative evidence and determined that the valuation allowance that was previously established on the balance of our deferred tax asset was no longer required and released the entire $11.1 million. During the three months ended September 30, 2018, our taxable income was higher than previously estimated when calculating the value of our deferred tax asset in the second quarter, which resulted in further taxable benefit for the third quarter of 2018.

Financial Condition
Assets
Our total assets increased by $89 million at September 30, 2019 compared to December 31, 2018. The following table sets forth the composition of our interest earning assets at:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$191,431	$174,468
Interest-bearing time deposits with financial institutions	2,420	2,420
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	7,910	8,822
Securities available for sale, at fair value	24,973	31,231
Loans (net of allowances of $12,086 and $13,506, respectively)	1,153,217	1,083,240

(1)	Includes interest-earning balances maintained at the FRBSF.
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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of September 30, 2019 and December 31, 2018:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at September 30, 2019:
U.S. Treasury securities	$—	$—	$—	$—
Commercial mortgage backed securities issued by U.S. Agencies	4,247	177	—	4,424
Residential mortgage backed securities issued by U.S. Agencies	20,749	7	(207)	20,549
Total securities available for sale	$24,996	$184	$(207)	$24,973
Securities available for sale at December 31, 2018:
U.S. Treasury securities	$2,999	$—	$(19)	$2,980
Commercial mortgage backed securities issued by U.S. Agencies	4,495	40	(1)	4,534
Residential mortgage backed securities issued by U.S. Agencies	24,739	1	(1,023)	23,717
Total securities available for sale	$32,233	$41	$(1,043)	$31,231
The amortized cost of securities available for sale at September 30, 2019 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, if any, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	September 30, 2019 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
Commercial mortgage backed securities issued by U.S. Agencies	204	2.92%	753	2.91%	2,214	3.13%	1,077	3.01%	4,248	3.05%
Residential mortgage-backed securities issued by U.S. Agencies	4,649	1.46%	11,748	1.54%	4,279	1.66%	73	3.73%	20,749	1.55%
Total securities available for sale	$4,853	1.52%	$12,501	1.62%	$6,493	2.16%	$1,150	3.06%	$24,997	1.81%

Loans
The following table sets forth the composition, by loan category, of our loan portfolio at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$434,249	37.4%	$444,441	40.7%
Commercial real estate loans – owner occupied	216,848	18.7%	211,645	19.3%
Commercial real estate loans – all other	220,170	19.0%	226,441	20.7%
Residential mortgage loans – multi-family	173,275	14.9%	97,173	8.9%
Residential mortgage loans – single family	18,720	1.6%	21,176	1.9%
Construction and land development loans	6,110	0.5%	38,496	3.5%
Consumer loans	91,198	7.9%	54,514	5.0%
Total loans	1,160,570	100.0%	1,093,886	100.0%
Deferred loan origination costs, net	4,733		2,860
Allowance for loan and lease losses	(12,086)		(13,506)
Loans, net	$1,153,217		$1,083,240
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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at September 30, 2019:

	September 30, 2019
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$32,639	$30,175	$108,936	$171,750
Fixed rate	15,844	69,052	186,482	271,378
Commercial loans
Floating rate	103,550	170,995	38,167	312,712
Fixed rate	21,223	69,906	30,408	121,537
Total	$173,256	$340,128	$363,993	$877,377

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $192.0 million and $91.2 million, respectively, at September 30, 2019.
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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at September 30, 2019 and December 31, 2018:

	At September 30, 2019	At December 31, 2018
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$6,849	$3,352
Commercial real estate	6,266	831
Residential real estate	—	—
Consumer	94	43
Total nonaccrual loans	$13,209	$4,226
Other real estate owned (OREO):
Commercial loans	$—	$1,173
Total other real estate owned	$—	$1,173
Loans past due 90 days and still accruing interest:
Commercial loans	$—	$1,278
Total loans past due 90 days and still accruing interest	$—	$1,278
Other nonperforming assets:
Other foreclosed assets	138	91
Total nonperforming assets	$13,347	$6,768
Restructured loans(1):
Accruing loans	$—	$—
Nonaccruing loans (included in nonaccrual loans above)	—	—
Total restructured loans	$—	$—

(1)	As of September 30, 2019 and December 31, 2018, we had no restructured loans.
As the table above indicates, total nonperforming assets increased by approximately $6.6 million, or 97%, to $13.3 million as of September 30, 2019 from $6.8 million as of December 31, 2018. The increase in our nonaccrual loans resulted primarily from addition of three new loan relationships totaling $19.9 million, partially offset by $3.4 million of payoffs or paydowns on our nonaccrual loans, charge-offs of $7.3 million, and the transfer to other assets of $161 thousand during the nine months ended September 30, 2019. The decrease in our OREO balance from December 31, 2018 resulted from the sale during the first quarter of 2019 of the single property owned by the Bank.
Information Regarding Impaired Loans. At September 30, 2019, loans deemed impaired totaled $13.2 million as compared to $4.2 million at December 31, 2018. We had an average investment in impaired loans of $5.0 million for the nine months ended September 30, 2019, as compared to $5.6 million for the nine months ended September 30, 2018. The interest that would have been earned during the nine months ended September 30, 2019 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $54 thousand.
The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with Accounting Standards Codification 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$—	$—	—%	$—	$—	—%
Impaired loans without specific reserves	13,209	—	—	4,226	—	—
Total impaired loans	$13,209	$—	—%	$4,226	$—	—%
The $9.0 million increase in impaired loans to $13.2 million at September 30, 2019 from $4.2 million at December 31, 2018 was primarily attributable to $19.9 million in additions to impaired loans during the period, partially offset by $3.4 million in principal payments, $161 thousand transferred to other assets, and $7.3 million charged-off during the nine months ended September 30, 2019. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at September 30, 2019, no specific reserves were required on our impaired loans and that all impaired loans were well secured and adequately collateralized.
Allowance for Loan and Lease Losses. The ALLL totaled $12.1 million, representing 1.04% of loans outstanding, at September 30, 2019, as compared to $13.5 million, or 1.23% of loans outstanding, at December 31, 2018.
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
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the nine months ended September 30, 2019 and 2018.

(Dollars in thousands)	Commercial	Real Estate	Construction and land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL for the nine months ended September 30, 2019:
Balance at beginning of year	$8,071	$3,643	$426	$1,290	$76	$13,506
Charge-offs	(7,337)	—	—	(39)	—	(7,376)
Recoveries	541	—	—	15	—	556
Provision	6,245	(898)	(343)	472	(76)	5,400
Balance at September 30, 2019	$7,520	$2,745	$83	$1,738	$—	$12,086
Allowance for loan and lease losses as a percentage of average total loans						1.12%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.04%
Ratio of net charge-offs to average loans outstanding (annualized)						2.33%
ALLL for the nine months ended September 30, 2018:
Balance at beginning of year	$9,155	$2,906	$650	$1,043	$442	$14,196
Charge-offs	(1,840)	—	—	(3)	—	(1,843)
Recoveries	1,009	60	—	41	—	1,110
Provision	(1,028)	711	(242)	478	81	—
Balance at September 30, 2018	$7,296	$3,677	$408	$1,559	$523	$13,463
Allowance for loan and lease losses as a percentage of average total loans						1.26%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.25%
Ratio of net charge-offs to average loans outstanding (annualized)						0.09%
The ALLL decreased $1.3 million from September 30, 2018 to September 30, 2019 primarily as a result of charge-offs exceeding recoveries, partially offset by a change in the mix of our loan portfolio, during the twelve months ended September 30, 2019. The reserve for loan losses may include an unallocated amount based upon our judgment as to possible credit losses inherent in the loan portfolio that may not have been captured by historical loss experience, qualitative factors, or specific evaluations of impaired loans. Unallocated reserves may be adjusted for factors including, but not limited to, unexpected or unusual events, volatile market and economic conditions, effects of changes or seasoning in methodologies, regulatory guidance and recommendations, or other factors that may impact borrower operating conditions and loss expectations. Management’s judgment as to unallocated reserves is determined in the context of, but separate from, the historical loss trends and qualitative factors described above. The unallocated reserve for loan losses was zero at September 30, 2019 and $76 thousand at December 31, 2018.
We classify our loan portfolios using asset quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses above in Item 1, provides a summary of loans by portfolio type and asset quality ratings as of September 30, 2019 and December 31, 2018. Loans totaled approximately $1.2 billion at September 30, 2019, an increase of $66.7 million from $1.1 billion at December 31, 2018. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2018 and September 30, 2019:

•
Loans rated “Pass” totaled $1.1 billion, an increase of $25.7 million from $1.1 billion at December 31, 2018. The increase was primarily attributable to downgrades to “Special Mention”, and “Substandard” of $35.6 million and $16.7 million, respectively, and paydowns of principal payments, partially offset by new loan growth.

•
Loans rated “Special Mention” totaled $31.1 million, an increase of $15.8 million from $15.3 million at December 31, 2018. The increase was primarily the result of $35.6 million downgraded from “Pass” and line increases on existing loans of $5.1 million, partially offset by upgrades to "Pass" of $2.9 million, downgrades to "Substandard" of $17.7 million, and $4.3 million of payoffs and principal payments.

•
Loans rated “Substandard” totaled $30.8 million, an increase of $24.1 million from $6.7 million at December 31, 2018. This increase was primarily the result of $16.7 million downgraded from “Pass” and $16.2 million downgraded from "Special Mention", partially offset by $5.9 million in principal payments, charge offs of $1.7 million, and $161 thousand transfer to other assets. The loans downgraded from the "Pass" rating had been rated "Watch", a rating within our "Pass" rating that receives more oversight and attention by management.

•	Loans rated "Doubtful" totaled $1.1 million, an increase of $1.1 million from zero at December 31, 2018. This increase was primarily the result of $1.1 million downgraded from "Special Mention".
Our loss migration analysis currently utilizes a series of nineteen staggered 16-quarter migration periods. As a result, for purposes of determining applicable loss factors at September 30, 2019, our migration analysis covered the period from March 31, 2014 to September 30, 2018. We believe this was consistent with and reasonably reflects current economic conditions, portfolio trends and the risks that were inherent in our loan portfolio at September 30, 2019.
The table below sets forth loan delinquencies, by quarter, for the five preceding quarters ended September 30, 2019.

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$82	$—	$—	$4,273	$2,669
Consumer loans	4
	86	—	—	4,273	2,669
30-89 days:
Commercial loans	3,490	5,334	351	3,705	6,357
Commercial real estate	—	—	807	831	4,720
Construction and land development	4,267	—	—	—	—
Consumer loans	70	—	—	13	—
	7,827	5,334	1,158	4,549	11,077
Total Past Due(1)(2):	$7,913	$5,334	$1,158	$8,822	$13,746

(1)	Past due balances include nonaccrual loans.

(2)	No loans 90 days or more past due at June 30, 2019 or March 31, 2019.
As the above table indicates, total past due loans decreased by $0.9 million, to $7.9 million at September 30, 2019 from $8.8 million at December 31, 2018. Loans past due 90 days or more decreased by $4.2 million, to $86 thousand at September 30, 2019, from $4.3 million at December 31, 2018 primarily resulting from $4.2 million of payoffs.

Loans 30-89 days past due increased by $3.3 million to $7.8 million at September 30, 2019 from $4.5 million at December 31, 2018 primarily attributable to $4.5 million of payoffs and $13 thousand paid current, offset by the addition of $7.8 million in commercial loans.
Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the nine months ended September 30, 2019 and year ended December 31, 2018:

	Nine Months Ended September 30, 2019		Year Ended December 31, 2018
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$374,713	—	$348,923	—
Interest-bearing checking accounts	105,265	0.64%	69,841	0.52%
Money market and savings deposits	450,342	1.82%	412,366	1.54%
Time deposits(1)	264,557	2.21%	315,189	1.70%
Total deposits	$1,194,877	1.23%	$1,146,319	1.05%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Deposit Totals
Deposits totaled $1.2 billion at September 30, 2019 as compared to $1.1 billion at December 31, 2018. The following table provides information regarding the mix of our deposits at September 30, 2019 and December 31, 2018:

	At September 30, 2019		At December 31, 2018
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Deposits
Noninterest bearing demand deposits	$425,596	35.2%	$340,406	30.0%
Savings and other interest-bearing transaction deposits	525,132	43.3%	524,499	46.2%
Time deposits(1)	262,368	21.6%	271,097	23.9%
Total deposits	$1,213,096	100.0%	$1,136,002	100.0%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $237.9 million, or 19.6%, of total deposits at September 30, 2019, as compared to $244.2 million, or 21.5%, of total deposits at December 31, 2018.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$4,407	$35,761	$7,074	$60,802
Over three and through six months	6,882	47,166	5,162	64,020
Over six and through twelve months	8,174	86,668	9,936	80,212
Over twelve months	4,993	68,317	4,710	39,181
Total	$24,456	$237,912	$26,882	$244,215

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
During the nine months ended September 30, 2019, we recognized additional operating liabilities of $12.6 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We recorded a $207 thousand adjustment to our beginning retained earnings. Refer to the Note 1, Significant Accounting Policies and Note 6, Leases above in Item 1 for further detail.

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
Our liquid assets, which included cash and due from banks, Federal Funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding FRBSF and FHLB stock) totaled $218.0 million, which represented 15% of total assets, at September 30, 2019. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future.
Cash Flow Provided by Operating Activities. During the nine months ended September 30, 2019, operating activities provided net cash of $13.9 million, primarily attributable to our net income of $5.2 million and a $5.4 million non-cash adjustment related to our provision for loan and lease losses. During the nine months ended September 30, 2018, operating activities provided net cash of $11.1 million, primarily attributable to our net income of $23.0 million, partially offset by a non-cash recognition of $11.1 million in our deferred tax asset, which resulted from the full release of our valuation allowance.
Cash Flow Used in Investing Activities. During the nine months ended September 30, 2019, investing activities used net cash of $67.9 million, primarily attributable to a $76.0 million increase in loans, offset by $7.1 million of cash provided from maturities of and principal payments on securities available for sale and other stock and $1.1 million of cash provided from the sale of other real estate owned. During the nine months ended September 30, 2018, investing activities used net cash of $10.6 million, primarily attributable to a $19.8 million increase in loans and $3.2 million of cash from maturities of and principal payments on securities available for sale and other stock.
Cash Flow Provided by (Used in) Financing Activities. During the nine months ended September 30, 2019, financing activities provided net cash of $77.2 million, consisting of a $77.1 million increase in our deposits, which was primarily the result of new client acquisition, which has resulted in relationships with growing operating companies that are attracting capital investment. During the nine months ended September 30, 2018, financing activities used net cash of $22.7 million which consisted primarily of a $22.3 million decrease in our deposits.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At September 30, 2019 and December 31, 2018, the loan-to-deposit ratio was 96% and 96%, respectively.
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
The following table sets forth the capital and capital ratios of the Bank (on a stand-alone basis) at September 30, 2019, as compared to the regulatory requirements applicable to it.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk Weighted Assets	168,838	13.2%	123,694	At least 8.625	$127,979	At least 10.0

Common Equity Tier 1 Capital to Risk Weighted Assets	156,402	12.2%	65,589	At least 5.125	$83,186	At least 6.5

Tier 1 Capital to Risk Weighted Assets	156,402	12.2%	84,786	At least 6.625	$102,383	At least 8.0

Tier 1 Capital to Average Assets	156,402	10.9%	57,366	At least 4.0	$71,707	At least 5.0
As the above table indicates, at September 30, 2019, the Bank (on a stand-alone basis) qualified as a “well-capitalized” institution under federally mandated capital standards and federally established prompt corrective action regulations. Since September 30, 2019, there have been no events or circumstances known to us which have changed or which are expected to result in a change in the Bank’s classifications as a well-capitalized institution.
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At September 30, 2019, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution under the capital adequacy guidelines described above.
On September 17, 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9.0%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The CBLR framework will be available for banks to use in their March 31, 2020, Call Report. The Company has not yet determined if it will opt into the CBLR framework for the Bank.
Dividend Policy and Share Repurchase Programs
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

Off-Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2019 and December 31, 2018, we were committed to fund certain loans including letters of credit amounting to approximately $286 million and $302 million, respectively.
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
Contractual Obligations
Borrowings. At September 30, 2019 and December 31, 2018, our borrowings consisted of the following:

(Dollars in thousands)	September 30, 2019	December 31, 2018
FHLB advances—short-term	$40,000	$40,000
FHLB advances—long-term	—	—
Total	$40,000	$40,000

The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 2.17% for the three months ended September 30, 2019.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
10,000	2.52%	November 29, 2019
10,000	2.19%	December 26, 2019
10,000	2.00%	December 30, 2019
10,000	1.97%	March 30, 2020
At September 30, 2019, $436 million of loans were pledged to support our unfunded borrowing capacity. At September 30, 2019, we had unused borrowing capacity of $273 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the three months ended September 30, 2019 was $40.0 million from the FHLB. The highest amount of borrowings outstanding at any month end in 2018 consisted of $40.9 million of borrowings from the FHLB. At September 30, 2019 and December 31, 2018, commercial and consumer loans of $257 million and $51 million, respectively, were pledged to secure borrowings from the FRB to support our unfunded borrowing capacity of $183 million.
Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At September 30, 2019, we had outstanding approximately $17.5 million principal amount of Debentures, of which $17.0 million would qualify as additional Tier 1 capital for regulatory purposes as of September 30, 2019 if we were to surpass the reporting threshold of $3 billion in total assets.

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
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. We have committed to obtaining approval from the FRB and the CDBO prior to making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. Refer to “Supervision and Regulation” in Item 1 of our 2018 Form 10-K for further detail. As of September 30, 2019, we were current on all interest payments. There can be no assurance that our regulators will approve such payments in the future.

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
There have been no significant changes during the nine months ended September 30, 2019 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Policies within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10-K.

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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2019, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Employment Agreement, dated July 29, 2019, among Pacific Mercantile Bancorp, Pacific Mercantile Bank, and Brad Dinsmore (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 29, 2019 and filed with the Commission on August 29, 2019.)

10.2
Separation Agreement and General Release, dated August 29, 2019, among Pacific Mercantile Bancorp, Pacific Mercantile Bank, and Thomas M. Vertin (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 29, 2019 and filed with the Commission on August 29, 2019.)

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

** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 1, 2019.

PACIFIC MERCANTILE BANCORP

By:	/s/ BRADFORD R. DINSMORE
Bradford R. Dinsmore
President and Chief Executive Officer
(Principal Executive Officer)

PACIFIC MERCANTILE BANCORP

By:	/s/ CURT A. CHRISTIANSSEN
Curt A. Christianssen
Chief Financial Officer
(Principal Financial Officer)