Form 10-K
period 2019-12-31
PACIFIC MERCANTILE BANCORP
filed 2020-03-09
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 0-30777

PACIFIC MERCANTILE BANCORP
(Exact name of Registrant as specified in its charter)

California	33-0898238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

949 South Coast Drive, Suite 300, Costa Mesa, California	92626
(Address of principal executive offices)	(Zip Code)
(714) 438-2500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	PMBC	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $137,950,750.
As of March 4, 2020, there were 22,153,761 shares of Common Stock and 1,467,155 shares of Non-Voting Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement which is expected to be filed with the Commission on or before April 29, 2020 for its 2020 Annual Meeting of Shareholders.

PACIFIC MERCANTILE BANCORP
ANNUAL REPORT ON FORM 10K
FOR THE YEAR ENDED DECEMBER 31, 2019

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

PART I

ITEM 1.     BUSINESS
Background
Pacific Mercantile Bancorp is a California corporation that owns 100% of the stock of Pacific Mercantile Bank, a California state chartered commercial bank (which, for convenience, will sometimes be referred to in this Report as the “Bank”). The capital stock of the Bank is our principal asset and substantially all of our business operations are conducted and substantially all of our assets are owned by the Bank which, as a result, accounts for substantially all of our revenues, expenses and income. As the owner of a commercial bank, Pacific Mercantile Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and, as such, our operations are regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or the “FRB”) and the Federal Reserve Bank of San Francisco (“FRBSF”) under delegated authority from the FRB. See “Supervision and Regulation” below in this Item 1 of this Report. During the third quarter of 2018, PMBC dissolved its wholly-owned subsidiary, PM Asset Resolution, Inc. (“PMAR”), which was established for the purpose of purchasing certain non-performing loans and other real estate from the Bank and thereafter collecting or disposing of those assets. Prior to PMAR being dissolved, all assets were liquidated and returned to PMBC. For ease of reference, we will sometimes use the terms “Company,” “we,” “our,” or “us” in this Report to refer to Pacific Mercantile Bancorp on a consolidated basis and “PM Bancorp,” “Bancorp” or “PMBC” to refer to Pacific Mercantile Bancorp on a “stand-alone” or unconsolidated basis.
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
The Bank attracts the majority of its loan and deposit business from the numerous middle market companies located in the Southern California region. The Bank reserves the right to change its business plan at any time, and no assurance can be given that, if the Bank's proposed business plan is followed, it will prove successful.
Our Business Strategy
We plan to expand our business by adhering to a business plan that is focused on building and growing a banking organization offering our clients the best attributes of a community bank, which are personalized and responsive service, while also offering the more sophisticated services of the big banks.
We will continue to focus our services and offer products primarily to mid-size businesses and professional firms in order to achieve internal growth of our banking franchise. We believe this focus will enable us to grow our loan portfolio and other earning assets and increase our core deposits (consisting of non-interest bearing demand, and lower-cost savings and money market deposits), with a goal to increase our net interest margin and improve our profitability. We also believe that, with our existing technology systems, we have the capability to increase the volume of our banking transactions without having to incur the cost or disruption of a major computer enhancement program.
Following our transition to a commercial banking model, it has become clear that our current client base is well served through our treasury management tools and rarely makes use of full-service branches. We reduced the size of several branches during 2016 and 2017. The resultant cost savings from the branch reorganization was redeployed to expand our business development team and more actively promote our online banking. As we add more relationship managers, we believe we can better penetrate our core markets and accelerate the growth of our commercial client base.

Our Commercial Banking Operations
We seek to meet the banking needs of mid-size businesses and professional firms by providing our clients with:

•
A broad range of loan and deposit products and banking and financial services, more typically offered by larger banks, in order to gain a competitive advantage over independent or community banks that do not provide the same range or breadth of services that we are able to provide to our clients; and

•
A high level of personal service and responsiveness, more typical of independent and community banks, which we believe gives us a competitive advantage over large out-of-state and other large multi-regional banks that may be unable, or unwilling, due to the expense involved, to provide that same level of personal service to this segment of the banking market.

Deposit Products
Deposits are a bank’s principal source of funds for making loans and acquiring other interest earning assets. Additionally, the interest expense that a bank must incur to attract and maintain deposits has a significant impact on its operating results. A bank’s interest expense, in turn, will be determined in large measure by the types of deposits that it offers to, and is able to attract from, its clients. Generally, banks seek to attract “core deposits” which consist of demand deposits that bear no interest and low cost interest-bearing checking, savings and money market deposits. By comparison, time deposits (also sometimes referred to as “certificates of deposit”), including those in denominations of $100,000 or more, usually bear much higher interest rates and are more interest-rate sensitive and volatile than core deposits. A bank that is not able to attract significant amounts of core deposits must rely on more expensive time deposits or alternative sources of cash, such as Federal Home Loan Bank (“FHLB”) borrowings, to fund interest-earning assets, which means that its cost of funds are likely to be higher and, as a result, its net interest margin is likely to be lower than a bank with a higher proportion of core deposits. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Results of Operations-Net Interest Income” in Item 7 of this Report.
The following table sets forth information regarding the composition, by type of deposits, maintained by our clients during the year ended and as of December 31, 2019:

	Average Balance During the Year Ended December 31, 2019	Balance at December 31, 2019
	(Dollars in thousands)
Type of Deposit
Noninterest-bearing checking accounts(1)	$382,198	$397,000
Interest-bearing checking accounts	109,234	108,941
Money market and savings deposits	438,814	416,751
Certificates of deposit(2)	265,859	276,878
Totals	$1,196,105	$1,199,570

(1)
Excludes noninterest bearing deposits maintained at the Bank by the Company with an annual average balance of $15.8 million for the year ended December 31, 2019 and a balance of $15.5 million at December 31, 2019.

(2)
Comprised of time certificates of deposit in varying denominations under and over $100,000. Excludes certificates of deposit maintained by the Company at the Bank with an average balance of $250,000 for the year ended December 31, 2019 and a balance at December 31, 2019 of $250,000.

Loan Products
We offer our clients a number of different loan products, including commercial loans and credit lines, accounts receivable and inventory financing, SBA guaranteed business loans, and owner-occupied commercial real estate loans. The following table sets forth the types and the amounts of our loans that were outstanding as of December 31, 2019:

	At December 31, 2019
	Amount	Percent of Total
	(Dollars in thousands)
Commercial loans	$409,420	36.2%
Commercial real estate loans – owner occupied	219,483	19.5%
Commercial real estate loans – all other	208,283	18.5%
Residential mortgage loans – multi-family	176,523	15.7%
Residential mortgage loans – single family(1)	18,782	1.7%
Land development loans	2,981	0.3%
Consumer loans	90,867	8.1%
Gross loans	$1,126,339	100.0%

(1)	These loans originated prior to March 2014 and are retained in our loan portfolio as a loan diversification strategy subsequent to our exit from the mortgage business.

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
Residential Mortgage Loans - Multi-family
We originate and purchase loans secured by multi-family residential properties (five units and greater) located in our primary market areas. The majority of our current loan portfolio is comprised of loans that we have purchased, with a particular emphasis on properties situated in low- to moderate-income census tracts. Pursuant to our underwriting practices, multi-family residential loans may be made in an amount up to 75% of the lesser of the appraised value or the purchase price of the collateral property. In addition, we generally require a stabilized minimum debt service coverage ratio of at least 1.25:1, based on the qualifying loan interest rate. Loans are made for terms of up to 30 years with amortization periods up to 30 years.

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
Security Measures
Our ability to provide clients with secure and uninterrupted financial services is of paramount importance to our business. We believe our computer banking systems, services and software meet the highest standards of bank and electronic systems security. The following are among the security measures that we have implemented:
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

•
Monitoring. Client transactions on online servers and internal computer systems produce one or more entries into transactional logs. Our personnel routinely review these logs as a means of identifying and taking appropriate action with respect to any abnormal or unusual activity.

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
We believe the risk of fraud presented by online banking is not materially different from the risk of fraud inherent in any banking relationship. Potential security breaches can arise from any of the following circumstances:

•	misappropriation of a client’s account number or password;

•	compromise of the client’s computer system;

•	penetration of our servers by an outside “hacker;”

•	fraud committed by a new client in completing his or her loan application or opening a deposit account with us; and

•	fraud committed by employees or service providers.
Both traditional banks and internet banks are vulnerable to these types of fraud. By establishing the security measures described above, we believe we can minimize, to the extent practicable, our vulnerability to the first three types of fraud. To counteract fraud by new clients, employees and service providers, we have established internal procedures and policies designed to ensure that, as in any bank, proper control and supervision is exercised over new clients, employees and service providers. We also maintain insurance intended to protect us from losses due to fraud committed by employees or through breaches in our cyber security.
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
Competition
Competitive Conditions in the Traditional Banking Environment
The banking business in California generally, and in our service area in particular, is highly competitive and is dominated by a relatively small number of large multi-state and California-based banks that have numerous banking offices operating over wide geographic areas. We compete for deposits and loans with those banks, with community banks that are based or have branch offices in our market areas, and with savings banks (also sometimes referred to as “thrifts”), credit unions, money market and other mutual funds, stock brokerage firms, insurance companies, and other traditional and nontraditional financial service organizations. We also compete for clients’ funds with governmental and private entities issuing debt or equity securities or other forms of investments which may offer different and potentially higher yields than those available through bank deposits.
Major financial institutions that operate throughout California and that have offices in our service areas include Bank of America, Wells Fargo Bank, JPMorgan Chase, Union Bank of California, Bank of the West, U. S. Bancorp, Comerica Bank and Citibank. Larger independent banks and other financial institutions with offices in our service areas include, among others, City National Bank, Citizens Business Bank, Manufacturers Bank, Pacific Premier Bank, Banc of California, and California Bank and Trust.
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
In order to compete with the banks and other financial institutions operating in our service areas, we rely on our ability to provide flexible, more convenient and more personalized service to clients, including online banking services and financial tools. At the same time, we:

•	emphasize personal contacts with existing and potential new clients by our directors, officers and other employees;

•	develop and participate in local promotional activities; and

•	seek to develop specialized or streamlined services for clients.
To the extent clients desire loans in excess of our lending limits or services not offered by us, we attempt to assist them in obtaining such loans or other services through participations with other banks or assistance from our correspondent banks or third party vendors.
Competitive Conditions in Online Banking
There are a number of banks that offer services exclusively over the internet, such as E*TRADE Bank, and other banks, such as Bank of America and Wells Fargo Bank, that market their internet banking services to their clients nationwide. We believe that only the larger of the commercial banks with which we compete offer the comprehensive set of online banking tools and services that we offer to our clients. However, most community banks do offer varying levels of internet banking services to their clients by relying on third party vendors to provide the functionality they need to provide such services. Additionally, many of the larger banks have greater market presence and greater financial resources to market their internet banking services than do we. Moreover, new competitors (including non-bank fintech start-ups) and other competitive factors have emerged over the past few years as part of the rapid development of internet commerce. We believe that these findings support our strategic decision, made at the outset of our business, to offer clients the benefits of both traditional and online banking services. Utilization trends continue to show that our clients largely favor online banking services over traditional branch services. We believe that this strategy has been an important factor in our recent growth in core deposits and will contribute to our growth in the future. See “BUSINESS — Our Business Strategy” earlier in this Item 1 of this Report.
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

Supervision and Regulation
Both federal and state laws extensively regulate bank holding companies and banks. This regulation is intended primarily for the protection of depositors, the FDIC’s deposit insurance fund and customers, and is not for the benefit our shareholders. Set forth below is a summary description of the material laws and regulations that affect or bear on our operations. The description does not purport to be complete and is qualified in its entirety by reference to the laws and regulations that are summarized below.

Pacific Mercantile Bancorp
PM Bancorp is a registered bank holding company subject to regulation under the Bank Holding Company Act. Pursuant to the Bank Holding Company Act, PM Bancorp is subject to supervision and periodic examination by, and is required to file periodic reports with, the Federal Reserve Board. PM Bancorp is also a bank holding company within the meaning of the California Financial Code. As such, PM Bancorp is subject to supervision and periodic examination by, and may be required to file reports with, the CDBO.
As a bank holding company, PM Bancorp is allowed to engage, directly or indirectly, only in banking and other activities that the Federal Reserve Board deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that meet certain eligibility requirements prescribed by the Bank Holding Company Act and elect and retain "financial holding company" status may engage in broader securities, insurance, merchant banking and other activities that are determined to be "financial in nature" or are incidental or complementary to activities that are financial in nature. PM Bancorp has not elected financial holding company status and neither PM Bancorp nor the Bank has engaged in any activities for which financial holding company status is required.
As a bank holding company, PM Bancorp is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities, or of substantially all of the assets, by merger with or purchase of (i) any bank or other bank holding company and (ii) any other entities engaged in banking-related businesses or that provide banking-related services.
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
Additionally, the Federal Reserve Board may require a bank holding company to terminate an activity or terminate control of, or liquidate or divest itself of, any subsidiary or affiliated company that the Federal Reserve Board determines constitutes a significant risk to the financial safety, soundness or stability of the bank holding company or any of its banking subsidiaries. The Federal Reserve Board also has the authority to limit and regulate aspects of a bank holding company’s dividend payments, stock repurchases and debt. A bank holding company and its non-banking subsidiaries also are prohibited from implementing so-called tying arrangements whereby customers may be required to use or purchase services or products from the bank holding company or any of its non-bank subsidiaries in order to obtain a loan or other services from any of the holding company’s subsidiary banks.

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

Various requirements and restrictions under Federal and California banking laws affect the operations of the Bank. These laws and the implementing regulations cover most aspects of a bank’s operations, including the reserves a bank must maintain against deposits and for possible loan losses and other contingencies; the types of deposits it obtains and the interest it is permitted to pay on certain deposit accounts; the loans and investments that a bank may make; the borrowings that a bank may incur; a bank’s establishment and closure of banking offices; the rate at which it may grow its assets; the acquisition and merger activities of a bank; the amount of dividends that a bank may pay; and the capital requirements that a bank must satisfy, which can determine the extent of supervisory control to which a bank will be subject by its federal and state bank regulators. A more detailed discussion regarding capital requirements that are applicable to us and the Bank is set forth below under the caption “Prompt Corrective Action.”
Permissible Activities and Subsidiaries. California law permits state chartered commercial banks to engage in any activity permissible for national banks. Those permissible activities include conducting many so-called “closely related to banking” or “nonbanking” activities either directly or through their operating subsidiaries.
Federal Home Loan Bank System. The Bank is a member of the FHLB of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its member banks. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2019, the Bank was in compliance with the FHLB’s stock ownership requirement. Historically, the FHLB has paid dividends on its capital stock to its members.
FRB Deposit Reserve Requirements. The Federal Reserve Board requires all federally-insured depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts. At December 31, 2019, the Bank was in compliance with these requirements.
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
Enforcement. If a bank’s primary federal bank regulatory agency determines that the bank’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects its operations are unsatisfactory or that the bank or its management has violated any law or regulation, that agency has the authority to take a number of different remedial actions as it deems appropriate under the circumstances. These actions include the power to enjoin “unsafe or unsound” banking practices; to require that affirmative action be taken to correct any conditions resulting from any violation or practice; to issue an administrative order that can be judicially enforced; to require the bank to increase its capital; to restrict the bank’s growth; to assess civil monetary penalties against the bank or its officers or directors; to remove officers and directors of the bank; and, if the agency concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate a bank’s deposit insurance, which in the case of a California chartered bank would result in revocation of its charter and require it to cease its banking operations. Additionally, under California law the CDBO has many of the same remedial powers with respect to the Bank, because it is a California state chartered bank.
Dividends and Stock Repurchases
It is FRB policy that bank holding companies should generally only pay dividends on or repurchase common stock out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also an FRB policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to their banking subsidiaries. Additionally, the FRB has indicated that bank holding companies should carefully review their dividend policies and has discouraged dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. We have committed to obtaining approval from the FRB and the CDBO prior to paying any dividends on or repurchasing our common stock. There can be no assurance that our regulators will approve such dividends or repurchases in the future.
Cash dividends from the Bank would constitute the primary source of cash available to PM Bancorp for its operations and to fund any cash dividends or stock repurchases that the board of directors might declare in the future. PM Bancorp is a legal entity separate and distinct from the Bank and the Bank is subject to various statutory and regulatory restrictions on its ability to pay cash dividends to PM Bancorp. Those restrictions generally prohibit the Bank, subject to certain limited exceptions, from paying cash dividends to PM Bancorp in amounts that would cause the Bank to become undercapitalized. Additionally, the Federal Reserve Board and the CDBO have the authority to prohibit the Bank from paying dividends, if either deems the Bank’s payment of dividends to be an unsafe or unsound practice. We have agreed that the Bank will not, without the FRB and the CDBO's prior written approval, pay any dividends to PM Bancorp. See “Dividend Policy and Restrictions on the Payment of Dividends” in Item 5 of this Report.
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
Capital Requirements
The Company and the Bank are subject to risk-based capital requirements administered by the federal banking agencies. In December 2010, the Basel Committee on Banking Supervision released its final framework for strengthening international capital and liquidity regulation (“Basel III”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The Dodd-Frank Act imposed generally applicable capital requirements with respect to bank holding companies and banks, requiring that the federal banking regulatory agencies adopt rules and regulations to implement the Basel III requirements (the “Basel III Capital Rules”). The Basel III Capital Rules generally require bank holding companies and banks to maintain a higher level of capital than previously required.

The Basel III Capital Rules were effective for the Company and the Bank on January 1, 2015. Under a Federal Reserve Board policy amended in 2018, qualifying bank holding companies with consolidated assets of less than $3.0 billion, such as the Company, are exempt from the requirements of the Basel III Capital Rules. The Bank, however, is subject to the Basel III Capital Rules. The Basel III Capital Rules establish several capital categories:
Common Equity Tier 1 Capital (“CET1”). CET1 generally consists of common stock, retained earnings, certain qualifying capital instruments issued by consolidated subsidiaries, and accumulated other comprehensive income, subject to certain adjustments and deductions for items such as goodwill, other intangible assets, reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the appropriate regulator. CET1 is a relatively new capital measure that was introduced in Basel III.
Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, minority interests in equity accounts of consolidated subsidiaries (and, under existing standards, a limited amount of qualifying trust preferred securities and qualifying cumulative perpetual preferred stock at the holding company level), less goodwill, most intangible assets and certain other assets. The Basel III Capital Rules generally exclude trust preferred securities from Tier 1 capital, subject to certain grandfathering exceptions for organizations like the Company which had less than $15 billion in assets as of December 31, 2009.
Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for loan and lease losses, subject to limitations.
Total Capital. Total Capital is the sum of Tier 1 Capital and Tier 2 Capital.
The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1 for mortgage servicing rights, certain deferred tax assets, significant investments in non-consolidated financial entities and the effects of accumulated other comprehensive income. The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out, but institutions with less than $15 billion in assets are exempted from this rule.
The Basel III Capital Rules require banking organizations to maintain minimum ratios for CET1, Tier 1 capital and total capital to risk-weighted assets. Under Basel III, a banking organization’s assets are risk-weighted based on risk categories. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property, which carry a 50% risk weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category. Exceptions include municipal or state revenue bonds, which have a 50% risk weighting, and direct obligations of the United States Treasury or obligations backed by the full faith and credit of the United States government, which have a 0% risk weighting. Certain off-balance sheet items are assigned certain credit conversion factors to convert them to asset-equivalent amounts to which an appropriate risk-weighting will apply. Those computations result in the total risk-weighted assets. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are assigned a 100% credit conversion factor. Transaction-related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) are assigned a 50% credit conversion factor. Short-term commercial letters of credit are assigned a 20% credit conversion factor, and certain short-term unconditionally cancelable commitments are assigned a 0% credit conversion factor.
The Basel III Capital Rules also introduce a 2.5% capital conservation buffer designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a three-year period until fully-phased in at 2.5% on January 1, 2019.
As fully phased in as of January 1, 2019, the Basel III Capital Rules require the Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus the 2.5% “capital conservation buffer” effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer effectively resulting in a minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of Total Capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (resulting in a minimum Total Capital ratio of 10.5%), and (iv) a minimum leverage ratio of 4%, which is the ratio of Tier 1 capital to average assets.
The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain larger, covered institutions and is not expected to have any current applicability to the Company or the Bank.

With respect to the Bank, the Basel III Capital Rules also revised the “prompt corrective action” regulations as discussed below under “Prompt Corrective Action.”
In 2019, the federal banking agencies issued a rule establishing a “community bank leverage ratio” (the ratio of a bank’s Tier 1 capital to average total consolidated assets) that qualifying institutions with less than $10 billion in assets may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under the Basel III Capital Rules. A qualifying banking organization that elects to use the new ratio will be considered to have met all applicable federal regulatory capital and leverage requirements, including the minimum capital levels required to be considered “well capitalized,” if it maintains community bank leverage ratio capital exceeding 9%. The new rule became effective on January 1, 2020. Our management is evaluating the new ratio but has not made a decision as to whether we will adopt it.
As of December 31, 2019, the capital levels of the Bank exceeded the minimums necessary to be categorized as well capitalized under the Basel III Capital Rules, including the applicable capital conservation buffers. See “See “Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Capital Resources - Regulatory Capital Requirements Applicable to Banking Institutions.”
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
Prompt Corrective Action
The FDIA requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio. The current minimums for the prompt corrective action categories are based on the Basel III Capital Rules.
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
At December 31, 2019, the Bank’s capital levels (on a stand-alone basis) exceeded the minimums necessary to be considered well-capitalized, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.
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
As of September 30, 2018, the DIF reserve ratio exceeded the required minimum of 1.35% set by the Dodd-Frank Act. Small banks, such as the Bank, with total assets less than $10 billion, were entitled to receive credits to offset the portion of their assessments that helped to raise the DIF reserve ratio from 1.15% to 1.35%. As a result, the Bank received a credit in 2019, which it applied to its FDIC insurance expense.
Additionally, all FDIC-insured institutions were required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. These assessments expired in 2019.
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
Incentive Compensation
In June 2010, the federal banking agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. These three principles are incorporated into proposed joint compensation regulations under the Dodd-Frank Act that would prohibit incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks. The FRB will review, as part of its regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not "large, complex banking organizations." These reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiency.
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
Employees
As of December 31, 2019, we employed 160 persons on a full-time equivalent basis and 0 persons on a part-time basis for a total of 160 persons. None of our employees are covered by a collective bargaining agreement. We believe relations with our employees are good.

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
Our business, earnings and profitability are affected by the financial markets and economic conditions in the United States generally and, more specifically, in Southern California where a substantial portion of our business is generated, including factors such as the level and volatility of short-term and long-term interest rates, inflation, real estate values, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of capital and credit, investor sentiment and confidence in the financial markets and the sustainability of economic growth both in the United States and globally. The deterioration of any of these conditions could adversely affect the financial performance and/or condition of our borrowers, the demand for credit and other banking products, the ability of borrowers to pay interest on and repay principal on outstanding loans and the value of collateral securing those loans, which could lead to decreased loan utilization rates, increased delinquencies and defaults and changes to our clients’ ability to meet certain credit obligations. If any of these events occur, we could experience one or more of the following adverse effects on our business:

•	a decline in the demand for loans, which would cause a decline in interest income and our net interest margin;

•	a decline in the value of our loans or other assets secured by residential or commercial real estate or by trading assets of our borrowers;

•	a decrease in deposit balances due to overall reductions in the accounts of clients, which would adversely impact our liquidity position;

•	an impairment of our investment securities and other real estate owned (“OREO”); and

•
an increase in the volume of loans that become delinquent or the number of borrowers that file for protection under bankruptcy laws or default on their home loans or commercial loan obligations to us, either of which could result in a higher level of non-performing assets and cause us to increase our allowance for loan and lease losses (“ALLL”), thereby reducing our earnings.

In addition, because the substantial majority of our clients and the assets securing a large proportion of our loans are located in Southern California, any regional or local economic downturn that affects Southern California, including the financial condition of our existing or prospective borrowers or property values in Southern California, may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.
We could incur losses on the loans we make and our credit policy may not protect us against losses in our loan portfolio.
Loan defaults and the incurrence of losses on the loans we make are an inherent risk of the banking business. We seek to mitigate the risks inherent in our loan portfolio through our comprehensive credit policy that includes specific underwriting guidelines as well as standards for loan origination and reporting and portfolio management. Our underwriting guidelines outline specific standards and risk management criteria for each lending product offered. Although we believe that our underwriting criteria are, and historically have been, appropriate for the various kinds of loans we make, we have incurred losses on loans that have met these criteria, and may continue to experience higher than expected losses depending on economic factors and consumer behavior. In addition, our ability to assess the creditworthiness of our clients may be impaired if the models and approaches we use to select, manage, and underwrite our clients become less predictive of future behaviors. Further, we may have higher credit risk, or experience higher credit losses, to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral.
Lending risks have historically been exacerbated by cyclical slowdowns in the real estate markets in Southern California where most of our clients are based. During the economic recession that began in 2007, for example, these markets experienced declining real estate prices, excess inventories of unsold homes, high vacancy rates at commercial properties and increases in unemployment and a resulting loss of confidence about the future among businesses and consumers that had combined to adversely affect business and consumer spending. These conditions led to increases in our non-performing assets in prior periods, which required us to record loan charge-offs and write-downs in the carrying values of real properties that we acquired by or in lieu of foreclosure and caused us to incur losses in those periods. While economic conditions in our markets have improved, as measured by increased real estate prices, lower vacancy rates at commercial properties and continued improvement in unemployment, future weakness in economic conditions could result in loan charge-offs and asset write-downs that would require us to increase the provisions we make for loan losses and losses on real estate owned that could have a material adverse effect on our future operating results, financial condition and capital.
A portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect asset quality and profitability for our loans secured by real property.
Many of the loans in our portfolio are secured by real estate. For instance, the majority of our commercial real estate loans, which represented approximately 38.0% of our total loans outstanding as of December 31, 2019, are secured by first trust deeds on nonresidential real property. Payments on these loans depend to a large degree on the rental income stream from the properties and the global cash flows of the borrowers. A downturn in the economy, generally, or in the real estate market where the collateral for a real estate loan is located, specifically, could negatively affect the borrower's ability to repay the loan and the value of the collateral securing the loan, which, in turn, could have an adverse effect on our profitability and asset quality. In addition, unexpected decreases in commercial real estate prices coupled with slow economic growth and elevated levels of unemployment could drive losses beyond that provided for in our ALLL, which could adversely affect our operating results and financial condition.
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

Our focus on lending to mid-sized businesses and professional firms may increase our credit risk.

Most of our commercial business and commercial real estate loans are made to midsize businesses and professional firms. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the markets in which we operate negatively impact this important client sector, our results of operations and financial condition and the value of our common stock may be adversely affected. Moreover, a portion of these loans have been made by us in recent years following our transition to a commercial banking model and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
A change in tax laws or regulations, or their interpretation, could materially affect us if we generate taxable income in a future period. For example, on December 22, 2017, the United States enacted H.R.1., known as the Tax Cuts and Jobs Act (the “2017 Tax Act”) which, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%,. As a result, we recorded a decrease related to our deferred tax assets and liabilities of $5.8 million with a corresponding adjustment to our valuation allowance as of December 31, 2017.We may consider the impact of tax laws and regulations when we make decisions about our business and we engage in certain strategies to minimize the impact of taxes. Consequently, any change in tax laws or regulations, or new interpretation of existing laws or regulations, could significantly alter the effectiveness of these decisions and strategies.
We face intense competition from other banks, financial institutions and non-banking institutions that could hurt our business.
We conduct our business operations in Southern California, where the banking business is highly competitive and is dominated by large multi-state and in-state banks with operations and offices covering wide geographic areas. We also compete with other financial service businesses, mutual fund companies, and securities brokerage and investment banking firms that offer competitive banking and financial products and services, including online and mobile banking services, as well as products and services that we do not offer. The larger banks and many of those other financial institutions have greater financial and other resources than we do, which enables them to conduct extensive advertising campaigns and to allocate resources to regions or activities of greater potential profitability. They also have substantially more capital and higher lending limits than we do, which enable them to attract larger clients and offer financial products and services that we are unable to offer, putting us at a disadvantage in competing with them for loans and deposits. Increased competition may prevent us from (i) achieving increases, or could even result in decreases, in our loan volume or deposit balances, or (ii) increasing interest rates on the loans we make or reducing the interest rates we pay to attract or retain deposits, either or both of which could cause a decline in our interest income or an increase in our interest expense and, therefore, lead to reductions in our net interest income and earnings. In addition, technology and other changes are allowing parties to complete financial transactions, which historically have involved banks, through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of client deposits, which could have a material impact on our financial condition and results of operations.
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
We are subject to extensive supervision, examination, and regulation by federal and state bank regulatory agencies, including the Federal Reserve Board and the CDBO. The primary objective of these agencies is to protect bank depositors and other clients and consumers, and not shareholders, whose respective interests often differ. Congress and these federal and state regulators continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect the Company in substantial and unpredictable ways. If , as a result of an examination, the CDBO or the Federal Reserve Board should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the CDBO and the Federal Reserve Board, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to, among other things, require affirmative action to correct any conditions resulting from any violation or practice and to impose restrictions that they believe are needed to protect depositors and clients of banking organizations. In addition, due to the complex and technical nature of many of the government regulations to which banking organizations are subject, inadvertent violations of those regulations may and sometimes do occur. In such an event, we would be required to correct or implement measures to prevent a recurrence of such violations. If more serious violations were to occur, the regulatory agencies could limit our activities or growth, impose fines on us, or ultimately require us to cease operations in the event we were to encounter severe liquidity problems or a significant erosion of our capital below the minimum amounts required under applicable bank regulatory guidelines or if we engage in unsafe or unsound practices that could lead to termination of our deposit insurance or banking charter.
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
We prepare our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). From time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a materially adverse effect on our results of operations and financial condition. For example, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments in June 2016. ASU 2016-13 requires banking organizations to determine the adequacy of their ALLL with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. Under the CECL model, banking organizations will be required to present certain financial assets carried at amortized cost, such as loans held-for-investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. ASU 2016-13 is expected to be effective for smaller reporting companies like the Company in January 2023. CECL will change the manner in which we determine the adequacy of our ALLL, and could cause us to recognize a one-time cumulative-effect adjustment to the ALLL as of the beginning of the first reporting period in which the new standard is effective. For information regarding new accounting pronouncements and the expected impact, if any, on our financial position or results of operations, see Note 2 to the Notes to the consolidated financial statements in this Report.
The loss of key personnel could hurt our financial performance.
Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the communities that we serve. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a great extent on the continued availability of our existing management and, in particular, on Brad R. Dinsmore, our President and Chief Executive Officer, Curt A. Christianssen, our Chief Financial Officer, and Robert Anderson, our Chief Risk Officer. In addition to their skills and experience as bankers, our executive officers have extensive community ties upon which our competitive strategy is partially based. As a result, the loss of the services of any of these officers could harm our ability to implement our business strategy or our future operating results.
We rely on communications, information, operating and financial control systems technology from third-party service providers, and we may suffer an interruption in those systems.
We rely heavily on third-party service providers for much of our communications, information, operating, and financial control systems technology, including our online banking services and data processing systems. Any failure or interruption, or breaches in security, of these systems could result in failures or interruptions in our client relationship management, general ledger, deposit, servicing and/or loan origination systems and, therefore, could harm our business, operating results and financial condition. Additionally, interruptions in service and security breaches could lead existing clients to terminate their banking relationships with us and could make it more difficult for us to attract new banking clients.
A breach in the security of our systems could disrupt our business, result in the disclosure of confidential information, damage our reputation and create significant financial and legal exposure to us.
We rely heavily on communications and information systems to conduct our business. Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our clients, there is no assurance that all of our security measures will provide absolute security. Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, foreign governments, terrorists or other external parties. Those parties may also attempt to fraudulently induce employees, clients or other users of our systems to disclose sensitive information in order to gain access to our data or that of our clients. For example, other financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, often through the introduction of computer viruses, malware, worms, cyberattacks, phishing attacks, and other means.
Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched. These risks may increase in the future as we continue to increase our internet-based product offerings and expand our internal usage of web-based products and applications. A successful penetration or circumvention of the security of our systems could cause serious negative consequences for us, including significant disruption of our operations, misappropriation of our confidential information or that of our clients, or damage to our computers or systems and those of our clients and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or our clients, loss of confidence in our security measures, client dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us.
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
We have a continuing need to stay current with technological changes to compete effectively and increase our efficiencies. We may not have the resources to implement new technology to stay current with these changes.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to provide secure electronic environments and create additional efficiencies in our operations as we continue to grow and expand our market area. In connection with implementing new technology enhancements or products in the future, we may experience certain operational challenges (e.g. human error, system error, incompatibility, etc.) which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.
Many of our larger competitors have substantially greater resources to invest in technological improvements and have invested significantly more than us in technological improvements. As a result, they may be able to offer additional or more convenient products compared to those that we will be able to provide, which would put us at a competitive disadvantage. Accordingly, we may not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers, which could impair our growth and profitability.
We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.
Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.
We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.
Managing reputational risk is important to attracting and maintaining clients, investors and employees.
Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies and questionable or fraudulent activities of our clients. We have policies and procedures in place to promote ethical conduct and protect our reputation. However, these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or clients, with or without merit, may result in the loss of clients, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.
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
Various statutory provisions restrict the amount of dividends the Bank can pay to us without regulatory approval. The Bank may not pay cash dividends if that payment could reduce the amount of its capital below that amount which is necessary to meet the “adequately capitalized” standard under regulatory capital requirements. It is also possible that, depending upon the financial condition of the Bank and other factors, regulatory authorities could conclude that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice, and as a result, and could impose restrictions on or prohibit such payments. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. We have committed to obtaining approval from the Federal Reserve Board and the CDBO prior to paying any dividends, or making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. There can be no assurance that our regulators will approve such payments or dividends in the future.
Patriot Financial Partners III, L.P. is a substantial holders of our common stock and our non-voting common stock.
Patriot Financial Partners III, L.P. (“Patriot”) holds approximately 9.8% of our common stock and 100.0% of our non-voting common stock, representing an aggregated 15.5% equity interest in the Company. Patriot has a representative on our board and the board of the Bank, and has the right to an observer of both boards. Although Patriot’s investment in us was structured to avoid a determination that Patriot controls us under the regulations of the Federal Reserve and other state and federal banking laws, Patriot could have a substantial influence over our corporate policy and business strategy. In pursuing its economic interests, Patriot may have interests that are different from the interests of our other shareholders.
If we sell additional shares of our stock in the future, our shareholders could suffer dilution in their share ownership and voting power.
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
Trading Market for the Company’s Shares
Our common stock is traded on the Nasdaq Global Select Market under the symbol “PMBC.” As of March 4, 2020, there were approximately 56 holders of record of our common stock. We also have issued and outstanding shares of non-voting common stock held by one holder of record. The non-voting common stock is not traded on any exchange or quotation system.
Stock Performance Graph
The following graph compares the percentage change in our cumulative total shareholder return on our common stock, in each of the years in the five year period ended December 31, 2019, with the cumulative total return of: (i) the Russell 2000 Index, which measures the performance of the smallest 2,000 members, by market capitalization, of the Russell 3,000 Index, and (ii) an index published by SNL Securities L.C. (“SNL”) and known as the SNL Western Bank Index, which is comprised of 52 banks and bank holding companies (including the Company), the shares of which are listed on Nasdaq or the New York Stock Exchange and most of which are based in California and the remainder of which are based in nine other western states.
The stock performance graph assumes that $100 was invested at the close of market on the last trading day for the year ended December 31, 2014 in Company common stock and in the Russell 2000 Index and the SNL Western Bank Index and that any dividends paid in the indicated periods were reinvested. Shareholder returns shown in the stock performance graph are not necessarily indicative of future stock price performance.

Total Return Performance
Pacific Mercantile Bancorp
Russell 2000 Index
SNL Western Bank Index
Index Value
200
150
100
50
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

(1)	The source of the above graph and chart is S&P Global Market Intelligence.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Pacific Mercantile Bancorp	100.00	101.28	103.69	124.29	101.56	115.34
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
SNL Western Bank Index	100.00	103.61	114.87	128.07	101.40	123.66
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
Additionally, because the payment of cash dividends has the effect of reducing capital, the capital requirements imposed on bank holding companies and commercial banks often operate, as a practical matter, to preclude the payment, or limit the amount of, cash dividends that might otherwise be permitted by California law; and the federal bank regulatory agencies, as part of their supervisory powers, generally require insured banks to adopt dividend policies which limit the payment of cash dividends much more strictly than do applicable state laws. Refer to “Supervision and Regulation” above in Item 1 and Note 15, Shareholders' Equity in the notes to our consolidated financial statements for more detail regarding the regulatory restrictions on our and the Bank's ability to pay dividends. We have committed to obtaining approval from the FRB and the CDBO prior to Bancorp paying any dividends, or making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. There can be no assurance that our regulators will approve such payments or dividends in the future.
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

ITEM 6.     SELECTED FINANCIAL DATA
The selected statement of operations data for the fiscal years ended December 31, 2019, 2018 and 2017, the selected balance sheet data as of December 31, 2019 and 2018, and the selected financial ratios (other than book value per share), that follow below were derived from our audited consolidated financial statements included in Item 8 of this Report and should be read in conjunction with those audited consolidated financial statements, together with the notes thereto, and with “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ” set forth in Item 7 of this Report. The selected statement of operations data for the years ended December 31, 2016 and 2015, the selected balance sheet data as of December 31, 2017, 2016 and 2015, and the selected financial ratios (other than book value per share) for the periods prior to January 1, 2017 are derived from audited consolidated financial statements that are not included in this Report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands except per share data)
Selected Statement of Operations Data:
Total interest income	$65,677	$62,542	$51,573	$41,000	$38,797
Total interest expense	16,121	13,620	7,831	5,477	5,269
Net interest income	49,556	48,922	43,742	35,523	33,528
Provision for loan and lease losses	9,150	—	—	19,870	—
Net interest income after provision for loan and lease losses	40,406	48,922	43,742	15,653	33,528
Total noninterest income	5,588	4,635	4,374	2,937	2,686
Total noninterest expense	38,179	36,970	37,758	36,401	35,324
Income before income taxes	7,815	16,587	10,358	(17,811)	890
Income tax provision (benefit)	2,135	(10,752)	(91)	16,832	(11,551)
Net income	5,680	27,339	10,449	(34,643)	12,441
Dividends on preferred stock	—	—	—	—	(927)
Inducements for exchange of the preferred stock	—	—	—	—	(512)
Net income allocable to common shareholders	$5,680	$27,339	$10,449	$(34,643)	$11,002
Per share data-basic:
Net income (loss)	$0.24	$1.17	$0.45	$(1.51)	$0.54
Net income (loss) allocable to common shareholders	$0.24	$1.17	$0.45	$(1.51)	$0.54
Per share data-diluted:
Net income (loss)	$0.24	$1.16	$0.45	$(1.51)	$0.53
Net income (loss) allocable to common shareholders	$0.24	$1.16	$0.45	$(1.51)	$0.53
Weighted average shares outstanding
Basic	22,811,215	22,788,164	23,071,671	22,802,439	20,516,575
Diluted	23,631,879	23,527,183	23,312,292	22,958,644	20,675,279

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands except for per share information)
Selected Balance Sheet Data:
Cash and cash equivalents(1)	$220,138	$187,718	$198,208	$138,845	$113,921
Total loans, net	1,117,511	1,083,240	1,053,201	931,525	849,733
Total assets	1,416,154	1,349,338	1,322,604	1,140,689	1,062,389
Total deposits	1,199,570	1,136,002	1,139,393	1,001,300	893,840
Junior subordinated debentures	17,527	17,527	17,527	17,527	17,527
Total shareholders’ equity	149,048	141,374	112,876	99,719	133,916
Book value per share	$6.74	$6.06	$4.86	$4.33	$5.87

(1)	Cash and cash equivalents include cash and due from banks and federal funds sold.

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(unaudited)
Selected Financial Ratios:
Return on average assets	0.40%	2.04%	0.88%	(3.13)%	1.17%
Return on average equity	3.87%	21.40%	9.78%	(27.56)%	10.23%
Ratio of average equity to average assets	10.33%	9.54%	9.03%	11.35%	11.48%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
As of December 31, 2019, our total assets, net loans and total deposits were $1.4 billion, $1.1 billion and $1.2 billion, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the years ended December 31, 2019, 2018 and 2017, we operated as one reportable segment, Commercial Banking.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.

Results of Operations
Operating Results for the Years Ended December 31, 2019, 2018, and 2017
Our operating results for the year ended December 31, 2019, compared to December 31, 2018, and for the year ended December 31, 2018, compared to December 31, 2017, were as follows:

	Year Ended December 31,
	2019	2018	2017	2019 vs. 2018 % Change	2018 vs. 2017 % Change
	(Dollars in thousands)
Interest income	$65,677	$62,542	$51,573	5.0%	21.3%
Interest expense	16,121	13,620	7,831	18.4%	73.9%
Provision for loan and lease losses	9,150	—	—	100.0%	—%
Non-interest income	5,588	4,635	4,374	20.6%	6.0%
Non-interest expense	38,179	36,970	37,758	3.3%	(2.1)%
Income tax provision (benefit)	2,135	(10,752)	(91)	(119.9)%	11,715.4%
Net income allocable to common shareholders	$5,680	$27,339	$10,449	(79.2)%	161.6%
Interest Income
2019 vs. 2018.
Total interest income increased 5.0% to $65.7 million for the year ended December 31, 2019 from $62.5 million for the year ended December 31, 2018. This increase is primarily due to an increase in interest income on loans and short term investments during the year ended December 31, 2019 compared to the prior year due to an increase in average balances, as well as an increase in the average yields. During the years ended December 31, 2019 and 2018, interest income on loans was $59.3 million and $57.6 million, respectively, yielding 5.39% and 5.38% on average loan balances of $1.10 billion and $1.07 billion, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The average yield on interest-earning assets was 4.77% for the year ended December 31, 2019 compared to 4.78% for the year ended December 31, 2018.
During the years ended December 31, 2019 and 2018, interest income from our securities available-for-sale and stock, was $1.1 million and $1.2 million, yielding 2.90% and 2.92% on average balances of $36.7 million and $39.7 million, respectively. The average securities balances decreased as a result of sales and maturities of, and payments on, securities throughout the year ended December 31, 2019. The decrease in the average yield is the result of a Federal Home Loan Bank (“FHLB”) special dividend of $83 thousand received during December 2018. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $5.3 million and $3.8 million for the year ended December 31, 2019 and 2018, respectively, yielding 2.20% and 1.92% on average balances of $239.3 million and $195.7 million, respectively. The increase in the average balance is the result of increased liquidity as a result of deposit growth. The increase in the average yield is a result of the rising interest rate environment throughout 2018 and early 2019, offset by decreasing rates in the latter half of 2019. As a result, total interest income on investments increased for the year ended December 31, 2019.
2018 vs. 2017.
Total interest income increased 21.3% to $62.5 million for the year ended December 31, 2018 from $51.6 million for the year ended December 31, 2017. This increase is primarily due to an increase in interest income on loans during the year ended December 31, 2018 compared to the prior year due to an increase in average loan balances, as well as an increase in the average yield on loans. During the years ended December 31, 2018 and 2017, interest income on loans was $57.6 million and $49.0 million, respectively, yielding 5.38% and 4.91% on average loan balances of $1.07 billion and $996.7 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The increase in the average yield on loans was primarily the result of the rising interest rate environment and the recovery of $1.6 million in interest income on two loans that had been on nonaccrual status but were paid in full during the year ended December 31, 2018 as compared to $1.1 million recovered on one loan relationship during the year ended December 31, 2017. The average yield on interest-earning assets was 4.78% for the year ended December 31, 2018 compared to 4.41% for the year ended December 31, 2017.
During the years ended December 31, 2018 and 2017, interest income from our securities available-for-sale and stock, was $1.2 million and $1.2 million, respectively, yielding 2.92% and 2.49% on average balances of $39.7 million and $49.7 million, respectively. The average securities balances decreased as a result of sales and maturities of, and payments on, securities throughout the year ended December 31, 2018, which was partially offset by purchases during the second half of the year. The increase in the average yield is attributable to the rising interest rate environment and the result of the FHLB special dividend of $83 thousand during December 2018. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $3.8 million and $1.4 million for the years ended December 31, 2018 and 2017, respectively, yielding 1.92% and 1.11% on average balances of $195.7 million and $123.8 million, respectively. The increase in the average yield is a result of the rising interest rate environment. As a result, total interest income on investment increased for the year ended December 31, 2018.

Interest Expense
2019 vs. 2018.
Total interest expense increased 18.4% to $16.1 million for the year ended December 31, 2019 from $13.6 million for the year ended December 31, 2018. The increase was primarily due to an increase in the volume of and average cost of funds of our interest-bearing liabilities to 1.85% at December 31, 2019 from 1.60% at December 31, 2018, which was primarily the result of new client acquisition and our decision to increase the rate of interest paid on our non-maturity interest bearing deposits and our certificates of deposit while in a rising interest rate environment, and an increase in our FHLB borrowings. Interest expense on our certificates of deposit for the years ended December 31, 2019 and 2018 was $6.0 million and $5.3 million, respectively, with a cost of funds of 2.26% and 1.70% on average balances of $265.9 million and $315.2 million, respectively.
2018 vs. 2017.
Total interest expense increased 73.9% to $13.6 million for the year ended December 31, 2018 from $7.8 million for the year ended December 31, 2017. The increase was primarily due to an increase in the volume of and average cost of funds of our interest-bearing liabilities to 1.60% at December 31, 2018 from 1.05% at December 31, 2017, which consisted of deposits, borrowings and junior subordinated debentures, which was primarily the result of new client acquisition, our decision to increase the rate of interest paid on our certificates of deposit resulting from the rising interest rate environment, and an increase in our FHLB borrowings. Interest expense on our certificates of deposit for the years ended December 31, 2018 and 2017 was $5.3 million and $3.8 million, respectively, with a cost of funds of 1.70% and 1.26%, on average balances of $315.2 million and $298.5 million, respectively.
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
As a result of the Federal Reserve Board decreasing interest rates by 75 basis points in 2019, we experienced a reduction in our net interest margin. The unfavorable impact of lower prevailing interest rates on our asset-sensitive balance sheet was evidenced in the year ended December 31, 2019 as compared to the year ended December 31, 2018. While we are unable to ascertain whether the Federal Reserve Board will continue to decrease short-term interest rates in the future, we expect the unfavorable impact on our net interest margin will remain in the event that interest rates continue to fall. However, we believe the management of our deposit costs to correspond with declining interest rates would partially offset the contractual decrease in the yield on earning assets.
The following tables set forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the years ended December 31, 2019, 2018 and 2017. Average balances are calculated based on average daily balances.

	Year Ended December 31,
	2019			2018			2017
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets
Short-term investments(1)	$239,268	$5,264	2.20%	$195,736	$3,756	1.92%	$123,761	$1,379	1.11%
Securities available for sale and stock(2)	36,716	1,065	2.90%	39,744	1,160	2.92%	49,745	1,237	2.49%
Loans(3)	1,100,082	59,348	5.39%	1,071,874	57,626	5.38%	996,696	48,957	4.91%
Total interest-earning assets	1,376,066	65,677	4.77%	1,307,354	62,542	4.78%	1,170,202	51,573	4.41%
Noninterest-earning assets
Cash and due from banks	15,975			16,785			14,482
All other assets(3)	26,528			14,577			(1,116)
Total assets	$1,418,569			$1,338,716			$1,183,568
Interest-bearing liabilities:
Interest-bearing checking accounts	$109,234	$645	0.59%	$69,841	$363	0.52%	$87,771	347	0.40%
Money market and savings accounts	438,814	7,635	1.74%	412,366	6,358	1.54%	334,703	2,859	0.85%
Certificates of deposit	265,859	6,002	2.26%	315,189	5,349	1.70%	298,531	3,752	1.26%
Other borrowings	39,315	947	2.41%	36,209	705	1.95%	4,538	203	4.47%
Junior subordinated debentures	17,527	892	5.09%	17,527	845	4.82%	17,527	670	3.82%
Total interest bearing liabilities	870,749	16,121	1.85%	851,132	13,620	1.60%	743,070	7,831	1.05%
Noninterest-bearing liabilities
Demand deposits	382,198			348,923			326,105
Accrued expenses and other liabilities	19,032			10,931			7,566
Shareholders' equity	146,590			127,730			106,827
Total liabilities and shareholders' equity	$1,418,569			$1,338,716			$1,183,568
Net interest income		$49,556			$48,922			$43,742
Net interest income/spread			2.92%			3.18%			3.36%
Net interest margin			3.60%			3.74%			3.74%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of FHLB stock and Federal Reserve Bank stock.

(3)	Loans include the average balance of nonaccrual loans and loan fees. The allowance for loan and lease losses is included within the "All other assets" line item.

The following table sets forth changes in interest income, including loan fees, and interest paid in each of the years ended December 31, 2019, 2018 and 2017 and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	2019 Compared to 2018 Increase (Decrease) due to Changes in			2018 Compared to 2017 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$909	$599	$1,508	$1,060	$1,317	$2,377
Securities available for sale and stock(2)	(88)	(7)	(95)	(272)	195	(77)
Loans	1,521	201	1,722	3,848	4,821	8,669
Total earning assets	2,342	793	3,135	4,636	6,333	10,969
Interest expense
Interest-bearing checking accounts	227	55	282	(80)	96	16
Money market and savings accounts	425	852	1,277	783	2,716	3,499
Certificates of deposit	(926)	1,579	653	219	1,378	1,597
Borrowings	64	178	242	677	(175)	502
Junior subordinated debentures		47	47	—	175	175
Total interest-bearing liabilities	(210)	2,711	2,501	1,599	4,190	5,789
Net interest income	$2,552	$(1,918)	$634	$3,037	$2,143	$5,180

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at financial institutions.

(2)	Stock consists of FHLB stock and Federal Reserve Bank stock.
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
We recorded a $9.2 million provision for loan and lease losses during the year ended December 31, 2019 as a result of total net charge-offs of $9.0 million, an increase in classified and non-performing loans, and growth in our loan portfolio during the year. We recorded no provision for loan and lease losses during the years ended December 31, 2018 and December 31, 2017 primarily as a result of reserves for new loan growth being offset by a decline in the level of classified assets.

See "—Financial Condition—Nonperforming Loans and the Allowance for Loan and Lease Losses" below in this Item 7 for additional information regarding the ALLL.
Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income in the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	Amount	Amount	Amount	Percentage Change	Percentage Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(Dollars in thousands)
Service fees on deposits and other banking services	$1,782	$1,549	$1,347	15.0%	15.0%
Net gain on sale of securities available for sale	—	48	(4)	(100.0)%	(1,300.0)%
Net loss on sale of other assets	(42)	(4)	(37)	950.0%	(89.2)%
Net gain on sale of Small Business Administration loans	1,029	—	—	100.0%	—%
Other noninterest income	2,819	3,042	3,068	(7.3)%	(0.8)%
Total noninterest income	$5,588	$4,635	$4,374	20.6%	6.0%
2019 vs. 2018.
Noninterest income increased by $953 thousand, or 20.6%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily as a result of:

•	Net gain on sale of SBA loans of $1.0 million during the year ended December 31, 2019 as compared to no SBA sales during the same period in 2018; and

•	An increase of $233 thousand in deposit related fees, credit card fees and loan service fees during the year ended December 31, 2019 as compared to the same period in 2018; partially offset by

•	A decrease of $223 thousand in other non-interest income during the year ended December 31, 2019 as compared to the same period in 2018 due to decreased foreign exchange and trade income in 2019; and

•	A gain of $48 thousand on the sale of securities available for sale during the year ended December 31, 2018 that did not occur in the same period in 2019.

2018 vs. 2017.
During the year ended December 31, 2018, noninterest income increased by $261 thousand, or 6.0%, to $4.6 million from $4.4 million for the year ended December 31, 2017, primarily as a result of:

•	An increase in loan servicing and referral fees during the year ended December 31, 2018 as compared to the same period in 2017; and

•	An increase of $52 thousand in gain on sale of securities available-for-sale during the year ended December 31, 2018 compared to the same period in 2017; partially offset by

•
A decrease in other noninterest income attributable to recoveries of fees on previously charged off loans during the second quarter of 2017 for which a similar level of recoveries did not occur during the year ended December 31, 2018.

Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense in the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	Amount	Amount	Amount	Percent Change	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$23,411	$23,749	$22,977	(1.4)%	3.4%
Occupancy	2,553	2,388	2,605	6.9%	(8.3)%
Equipment and depreciation	1,884	1,802	1,687	4.6%	6.8%
Data processing	2,184	1,681	1,479	29.9%	13.7%
FDIC expense	427	927	1,073	(53.9)%	(13.6)%
Other real estate owned expense, net	69	123	—	(43.9)%	100.0%
Professional fees	3,982	2,468	4,215	61.3%	(41.4)%
Business development	803	946	729	(15.1)%	29.8%
Loan related expense	639	769	456	(16.9)%	68.6%
Insurance	245	248	221	(1.2)%	12.2%
Other operating expenses (1)	1,982	1,869	2,316	6.0%	(19.3)%
Total noninterest expense	$38,179	$36,970	$37,758	3.3%	(2.1)%

(1)	Other operating expenses primarily consist of telephone, investor relations, promotional, regulatory expenses, and correspondent bank fees.
2019 vs. 2018.
Noninterest expense increased $1.2 million, or 3.3%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily as a result of:

•
An increase of $1.5 million in our professional fees primarily related to higher legal fees in 2019 and the recovery of legal fees attributable to the payoff of a loan relationship in 2018 that was previously on nonaccrual status; and

•	An increase of $247 thousand in occupancy and equipment expense related to building and equipment maintenance; and

•	An increase of $503 thousand in data processing fees primarily related to a higher credit card and deposit volume; and

•	An increase in various expense accounts related to the normal course of operating, including expenses related to loan production and business development; partially offset by

•
A decrease of $338 thousand in salaries and employee benefits primarily related to a decrease in employee benefits and incentive compensation partially offset by severance payments and acceleration of equity awards of a former executive; and

•	A decrease of $500 thousand in our FDIC insurance expenses as the result of a lower rate and rebate.
2018 vs. 2017.
During the year ended December 31, 2018, noninterest expense decreased by $788 thousand, or 2.1%, to $37.0 million from $37.8 million for the year ended December 31, 2017, primarily as a result of:

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

Provision for (Benefit from) Income Tax
During the year ended December 31, 2019, we had an income tax expense of $2.1 million. The income tax expense during the year ended December 31, 2019 is primarily a result of our operating income partially offset by an adjustment made to our deferred tax asset in the fourth quarter to true up stock based compensation. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and based on its evaluation, management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at December 31, 2019. Significant positive evidence included our three-year cumulative income position and the expectation that we will continue to have positive earnings based on thirteen trailing quarters of positive income and our forecast. Negative evidence included our accumulated deficit and deterioration in asset quality.
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
During the year ended December 31, 2017 we had an income tax benefit of $91 thousand. The income tax benefit for the year ended December 31, 2017 represents the reclassification of the alternative minimum tax credit carryforward from a deferred tax asset to an income tax receivable as required by the Tax Cuts and Jobs Act signed into law on December 22, 2017. This was partially offset by the payment to the State of California for the cost of doing business within the state. No additional income tax expense was recorded as a result of our full valuation allowance, discussed further below. The year ended December 31, 2017 results reflect the estimated impact of the enactment of the new tax law, which resulted in a minimal increase in net income due to the elimination of the corporate alternative minimum tax. Additionally, as part of the newly enacted tax law, the decrease in our deferred tax asset and corresponding valuation allowance as of December 31, 2017 is primarily attributable to the Federal corporate tax rate decreasing from 35% to 21%, which caused us to decrease our gross deferred tax asset and the related valuation allowance to $15.9 million from $21.7 million as of September 30, 2017. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses to be carried forward for 20 years from the date of the loss, and while management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward, we are unable to assert the timing as to when that realization will occur. Due to the hierarchy of evidence that the accounting rules specify, management determined that a full valuation allowance that was previously established on the balance of our deferred tax asset was still required at December 31, 2017.
See "–Critical Accounting Policies - Utilization and Valuation of Deferred Income Tax Benefits” below for additional information regarding our deferred tax asset.

Financial Condition
Assets
Our total consolidated assets increased by $67 million at December 31, 2019 from $1.3 billion at December 31, 2018. The following table sets forth the composition of our interest earning assets at:

	December 31, 2019	December 31, 2018
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$202,729	$174,468
Interest-bearing time deposits with financial institutions	2,420	2,420
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	7,910	8,822
Securities available for sale, at fair value	28,344	31,231
Loans (net of allowances of $13,611 and $13,506, respectively)	1,117,511	1,083,240

(1)	Includes interest-earning balances maintained at the Federal Reserve Bank of San Francisco (“FRBSF”).

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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of December 31, 2019, 2018 and 2017:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at December 31, 2019:
Residential mortgage backed securities issued by U.S. Agencies	$19,380	$12	$(277)	$19,115
Commercial mortgage backed securities issued by U.S. Agencies	9,147	128	(46)	9,229
Total securities available for sale	$28,527	$140	$(323)	$28,344
Securities available for sale at December 31, 2018:
U.S. Treasury securities	$2,999	$—	$(19)	$2,980
Residential mortgage backed securities issued by U.S. Agencies	24,739	1	(1,023)	23,717
Commercial mortgage backed securities issued by U.S. Agencies	4,495	40	(1)	4,534
Total securities available for sale	$32,233	$41	$(1,043)	$31,231
Securities available for sale at December 31, 2017:
U.S. Treasury securities	$2,996	$—	$(25)	$2,971
Residential mortgage backed securities issued by U.S. Agencies	30,894	5	(777)	30,122
Asset backed security	1,992	—	(251)	1,741
Mutual funds	5,000	11	(107)	4,904
Total securities available for sale	$40,882	$16	$(1,160)	$39,738
At December 31, 2019, 2018 and 2017, U.S. agency mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $9.2 million, $18.2 million and $22.7 million, respectively, were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost of securities available for sale at December 31, 2019 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	December 31, 2019 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
Residential mortgage backed securities issued by U.S. Agencies	$4,759	1.46%	$11,060	1.50%	$3,457	1.66%	$104	2.72%	$19,380	1.53%
Commercial mortgage backed securities issued by U.S. Agencies	527	2.62%	1,972	2.51%	3,385	2.80%	3,263	2.52%	9,147	2.63%
Total Securities Available for sale	$5,286	1.58%	$13,032	1.66%	$6,842	2.22%	$3,367	2.53%	$28,527	1.88%
The table below indicates, as of December 31, 2019, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2019
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$76	$(1)	$15,965	$(276)	$16,041	$(277)
Commercial mortgage backed securities issued by U.S. Agencies	4,472	(46)	—	—	4,472	(46)
Total	$4,548	$(47)	$15,965	$(276)	$20,513	$(323)
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

Loans
The following table sets forth the composition, by loan category, of our loan portfolio at December 31, 2019, 2018, 2017, 2016 and 2015:

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$409,420	36.2%	$444,441	40.7%	$394,493	37.1%	$333,376	35.2%	$347,300	40.3%
Commercial real estate loans – owner occupied	219,483	19.5%	211,645	19.3%	214,365	20.1%	214,420	22.7%	195,554	22.7%
Commercial real estate loans – all other	208,283	18.5%	226,441	20.7%	228,090	21.4%	173,223	18.3%	146,641	17.0%
Residential mortgage loans – multi-family	176,523	15.7%	97,173	8.9%	114,302	10.7%	130,930	13.8%	81,487	9.5%
Residential mortgage loans – single family	18,782	1.7%	21,176	1.9%	24,848	2.3%	34,527	3.6%	52,072	6.0%
Construction and land development loans	2,981	0.3%	38,496	3.5%	34,614	3.3%	18,485	2.0%	10,001	1.2%
Consumer loans	90,867	8.1%	54,514	5.0%	53,918	5.1%	41,563	4.4%	28,663	3.3%
Total loans	1,126,339	100.0%	1,093,886	100.0%	1,064,630	100.0%	946,524	100.0%	861,718	100.0%
Deferred fee (income) costs, net	4,783		2,860		2,767		1,802		731
Allowance for loan and lease losses	(13,611)		(13,506)		(14,196)		(16,801)		(12,716)
Loans, net	$1,117,511		$1,083,240		$1,053,201		$931,525		$849,733
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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at December 31, 2019:

	December 31, 2019
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$25,615	$28,975	$102,802	$157,392
Fixed rate	14,459	64,859	194,037	273,355
Commercial loans
Floating rate	130,190	125,341	33,961	289,492
Fixed rate	30,777	60,113	29,037	119,927
Total	$201,041	$279,288	$359,837	$840,166

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $195.3 million and $90.9 million, respectively, at December 31, 2019.

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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at December 31, 2019, 2018, 2017, 2016 and 2015:

	At December 31, 2019	At December 31, 2018	At December 31, 2017	At December 31, 2016	At December 31, 2015
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$9,101	$3,352	$3,222	$20,330	$12,284
Commercial real estate	6,507	831	2,461	4,346	10,083
Residential real estate	—	—	171	221	1,148
Construction and land development	—	—	—	—	1,618
Consumer	74	43	56	—	—
Total nonaccrual loans	$15,682	$4,226	$5,910	$24,897	$25,133
Loans past due 90 days and still accruing interest:
Commercial loans	$—	$1,278	$—	$—	$—
Total loans past due 90 days and still accruing interest(1)	$—	$1,278	$—	$—	$—
Other real estate owned (OREO):
Commercial loans	$—	$1,173	$—	$—	$—
Residential real estate	$—	$—	—	—	650
Total other real estate owned	$—	$1,173	$—	$—	$650
Other nonperforming assets:
Other foreclosed assets	164	91	36	—	—
Total nonperforming assets(2)	$15,846	$5,490	$5,946	$24,897	$25,783
Restructured loans:
Accruing loans	$—	$—	$450	$—	$724
Nonaccruing loans (included in nonaccrual loans above)	—	—	809	8,931	20,070
Total restructured loans	$—	$—	$1,259	$8,931	$20,794

(1)	This amount represents one loan relationship. Subsequent to December 31, 2018, this balance was paid off.

(2)	Excludes loans past due 90 days and still accruing interest.
As the above table indicates, total non-performing assets increased by approximately $10.4 million, or 189%, to $15.8 million as of December 31, 2019 from $5.5 million as of December 31, 2018. The increase is primarily a result of an increase in non-performing loans to $15.7 million as of December 31, 2019 from $4.2 million the prior year, partially offset by a decrease of $1.2 million to other real estate owned loans in the current year. The increase in our non-performing loans resulted primarily from $25.6 million of additions during the year ended December 31, 2019, partially offset by charge-offs of $9.9 million, $4.0 million of payoffs or paydowns on our nonaccrual loans, and the transfer of $161 thousand to other assets. The increase in our other foreclosed assets balance from December 31, 2018 related to the addition of three automobiles for $164 thousand, partially offset by sales of $91 thousand during the year ended December 31, 2019.

Information Regarding Impaired Loans. At December 31, 2019, loans deemed impaired totaled $15.7 million as compared to $4.2 million at December 31, 2018. We had an average investment in impaired loans of $7.2 million for the year ended December 31, 2019 as compared to $5.7 million for the year ended December 31, 2018. The interest that would have been earned during the year ended December 31, 2019 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $416 thousand.
The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with ASC 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at December 31, 2019 and December 31, 2018:

	December 31, 2019			December 31, 2018
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$1,105	$561	—%	$—	$—	—%
Impaired loans without specific reserves	14,577	—	—	4,226	—	—
Total impaired loans	$15,682	$561	3.6%	$4,226	$—	—%
The $11.5 million increase in impaired loans to $15.7 million at December 31, 2019 from $4.2 million at December 31, 2018 was primarily attributable to additions of $25.6 million to impaired loans, partially offset by $9.9 million of charge-offs, $4.0 million in principal payments, and $161 thousand transferred to other assets during the year ended December 31, 2019. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at December 31, 2019, $561 thousand specific reserves were required on our impaired loans and that all impaired loans were well secured and adequately collateralized with no specific reserves required.
Allowance for Loan and Lease Losses. The ALLL totaled $13.6 million, representing 1.21% of loans outstanding, at December 31, 2019, as compared to $13.5 million, or 1.23% of loans outstanding, at December 31, 2018.
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
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL for the year ended December 31, 2019:
Balance at beginning of year	$8,071	$3,643	$426	$1,290	$76	$13,506
Charge offs	(9,903)	(42)	—	(39)	—	(9,984)
Recoveries	918	—	—	21	—	939
Provision	9,797	(704)	(392)	525	(76)	9,150
Balance at end of year	$8,883	$2,897	$34	$1,797	$—	$13,611
Allowance for loan and lease losses as a percentage of average total loans						1.24%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.21%
Ratio of net charge-offs to average loans outstanding during the period						0.82%
ALLL for the year ended December 31, 2018:
Balance at beginning of year	$9,155	$2,906	$650	$1,043	$442	$14,196
Charge offs	(2,757)	—	—	(8)	—	(2,765)
Recoveries	1,959	69	—	47	—	2,075
Provision	(286)	668	(224)	208	(366)	—
Balance at end of year	$8,071	$3,643	$426	$1,290	$76	$13,506
Allowance for loan and lease losses as a percentage of average total loans						1.26%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.23%
Ratio of net charge-offs to average loans outstanding during the period						0.06%
ALLL for the year ended December 31, 2017:
Balance at beginning of year	$11,276	$4,226	$343	$642	$314	$16,801
Charge offs	(4,124)	(432)	—	(179)	—	(4,735)
Recoveries	1,852	72	27	179	—	2,130
Provision	151	(960)	280	401	128	—
Balance at end of year	$9,155	$2,906	$650	$1,043	$442	$14,196
Allowance for loan and lease losses as a percentage of average total loans						1.42%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.33%
Ratio of net charge-offs to average loans outstanding during the period						0.26%
ALLL for the year ended December 31, 2016:
Balance at beginning of year	$6,639	$5,109	$282	$686	$—	$12,716
Charge offs	(15,390)	(1,119)	—	(540)	—	(17,049)
Recoveries	1,189	1	57	17	—	1,264
Provision	18,838	235	4	479	314	19,870
Balance at end of year	$11,276	$4,226	$343	$642	$314	$16,801
Allowance for loan and lease losses as a percentage of average total loans						1.96%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.78%
Ratio of net charge-offs to average loans outstanding during the period						1.84%
ALLL for the year ended December 31, 2015:
Balance at beginning of year	$7,670	$5,133	$296	$734	$—	$13,833
Charge offs	(2,643)	—	(85)	(199)	—	(2,927)
Recoveries	1,798	4	—	8	—	1,810
Provision	(186)	(28)	71	143	—	—
Balance at end of year	$6,639	$5,109	$282	$686	$—	$12,716
Allowance for loan and lease losses as a percentage of average total loans						1.54%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.48%
Ratio of net charge-offs to average loans outstanding during the period						0.13%

The ALLL increased $105 thousand from December 31, 2018 to December 31, 2019 primarily as a result of an increase in our classified and non-performing loan portfolio during the year ended December 31, 2019. The reserve for loan losses may include an unallocated amount based upon our judgment as to possible credit losses inherent in the loan portfolio that may not have been captured by historical loss experience, qualitative factors, or specific evaluations of impaired loans. Unallocated reserves may be adjusted for factors including, but not limited to, unexpected or unusual events, volatile market and economic conditions, effects of changes or seasoning in methodologies, regulatory guidance and recommendations, or other factors that may impact borrower operating conditions and loss expectations. Management’s judgment as to unallocated reserves is determined in the context of, but separate from, the historical loss trends and qualitative factors described above. There was no unallocated reserve for loan losses at December 31, 2019 which is a decrease of $76 thousand from the balance at December 31, 2018, primarily due to charge-offs during the year ended December 31, 2019.  Management believes that the amount of unallocated reserve for loan losses is appropriate and will continue to evaluate it on an ongoing basis.
We classify our loan portfolios using asset quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses below in Item 8, provides a summary of loans by portfolio type and asset quality ratings as of December 31, 2019 and December 31, 2018. Loans totaled approximately $1.13 billion at December 31, 2019, an increase of $32.5 million from $1.09 billion at December 31, 2018. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2018 and December 31, 2019:

•
Loans rated “Pass” totaled $1.061 billion, a decrease of $10.9 million from $1.072 billion at December 31, 2018. The decrease was primarily attributable to downgrades of $45.2 million and $29.6 million to “Special Mention” and “Substandard”, respectively, and paydowns of principal, partially offset by upgrades from “Special Mention” of $7.3 million, and new loan growth.

•
Loans rated “Special Mention” totaled $28.3 million, an increase of $13.0 million from $15.3 million at December 31, 2018. The increase was primarily the result of $45.2 million downgraded from “Pass” and additional outstanding balances of $6.5 million on lines of credit, partially offset by $7.3 million upgraded to "Pass", $18.5 million downgraded to "Substandard", and $12.9 million of payoffs and principal payments.

•
Loans rated “Substandard” totaled $37.0 million, an increase of $30.4 million from $6.7 million at December 31, 2018. This increase was primarily the result of $29.6 million downgraded from "Pass", $16.9 million downgraded from "Special Mention", partially offset by $161 thousand transferred to other assets, $4.3 million of loans charged-off, and $11.6 million in principal payments.

•	Loans rated “Doubtful” was zero at both December 31, 2019 and December 31, 2018.
Our loss migration analysis currently utilizes a series of nineteen staggered 16-quarter migration periods, which was increased during the second quarter of 2015 from four staggered 16-quarter migration periods in order to broaden the loss experience incorporated into the analysis. As a result, for purposes of determining applicable loss factors at December 31, 2019, our migration analysis covered the period from December 31, 2014 to December 31, 2018. We believe this was consistent with and reasonably reflects current economic conditions, portfolio trends and the risks that were inherent in our loan portfolio at December 31, 2019.
The table below sets forth loan delinquencies, by quarter, from December 31, 2019 to December 31, 2018.

	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$533	$82	$—	$—	$4,273
Commercial real estate	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Land development loans	—	—	—	—	—
	533	86	—	—	4,273
30-89 days:
Commercial loans	1,715	3,490	5,334	351	3,705
Commercial real estate	749	—	—	807	831
Residential mortgages	—	—	—	—	—
Land development loans	—	4,267	—	—	—
Consumer loans	315	70	—	—	13
	2,779	7,827	5,334	1,158	4,549
Total Past Due(1):	$3,312	$7,913	$5,334	$1,158	$8,822

(1)	Past due balances include nonaccrual loans.

As the above table indicates, total past due loans decreased by $5.5 million, or 62.5%, to $3.3 million at December 31, 2019 from $8.8 million at December 31, 2018. Loans past due 90 days or more decreased by $3.7 million, or 87.5%, to $533 thousand at December 31, 2019, from $4.3 million at December 31, 2018 primarily resulting from $8.8 million of payoffs, offset by $3.3 million of additions to delinquent loans.
Loans 30-89 days past due decreased by $1.8 million, or 38.9%, to $2.8 million at December 31, 2019 from $4.5 million at December 31, 2018 primarily attributable to payoffs of $4.5 million, partially offset by additions of delinquent loans of $2.0 million.

Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019		2018		2017
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$382,198	—	$348,923	—	$326,105	—
Interest-bearing checking accounts	109,234	0.59%	69,841	0.52%	87,771	0.40%
Money market and savings deposits	438,814	1.74%	412,366	1.54%	334,703	0.85%
Time deposits(1)	265,859	2.26%	315,189	1.70%	298,531	1.26%
Total deposits	$1,196,105	1.19%	$1,146,319	1.05%	$1,047,110	0.66%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.

Deposit Totals
Deposits totaled $1.2 billion at December 31, 2019 as compared to $1.1 billion at December 31, 2018. The following table provides information regarding the mix of our deposits at December 31, 2019 and December 31, 2018:

	At December 31, 2019		At December 31, 2018
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Core deposits
Noninterest bearing demand deposits	$397,000	33.1%	$340,406	30.0%
Savings and other interest-bearing transaction deposits	525,692	43.8%	524,499	46.2%
Time deposits	276,878	23.1%	271,097	23.9%
Total deposits	$1,199,570	100.0%	$1,136,002	100.0%
Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $252.9 million, or 21.1%, of total deposits at December 31, 2019, as compared to $244.2 million, and 21.5%, of total deposits at December 31, 2018.

Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$6,532	$46,621	$7,074	$60,802
Over three and through six months	4,376	45,882	5,162	64,020
Over six and through twelve months	8,186	93,316	9,936	80,212
Over twelve months	4,926	67,039	4,710	39,181
Total	$24,020	$252,858	$26,882	$244,215

Liquidity
We actively manage our liquidity needs to ensure that sufficient funds are available to meet our needs for cash, including to fund new loans to and deposit withdrawals by our clients. We project the future sources and uses of funds and maintain liquid funds for unanticipated events. Our primary sources of cash include cash we have on deposit at other financial institutions, payments from borrowers on their loans, proceeds from sales or maturities of securities held for sale, increases in deposits and increases in borrowings principally from the FHLB. The primary uses of cash include funding new loans and making advances on existing lines of credit, purchasing investments, including securities available for sale, funding deposit withdrawals and paying operating expenses. We maintain funds in overnight federal funds and other short-term investments to provide for short-term liquidity needs. We also have obtained credit lines from the FHLB and other financial institutions to meet any additional liquidity requirements we might have. See "—Contractual Obligations—Borrowings" below for additional information related to our borrowings from the FHLB.
Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and FHLB stock) totaled $227.5 million, which represented 16% of total assets, at December 31, 2019. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future.
Cash Flow Provided by Operating Activities. In 2019, operating activities provided net cash of $17.0 million primarily attributable to our net income of $5.7 million and provision for loan and lease losses of $9.2 million, partially offset by a decrease of $7.3 million in other liabilities. In 2018, operating activities provided net cash of $17.3 million primarily attributable to net income of $27.3 million offset by a non-cash recognition of $11.1 million in our deferred tax asset.
Cash Flow Used in Investing Activities. In 2019, investing activities used net cash of $38.7 million, primarily attributable to $43.0 million used to fund an increase in loans and $5.0 million used to purchase securities available for sale and other stock, partially offset $8.6 million of cash from maturities of and principal payments on securities available for sale, and $1.1 million from the sale of other real estate owned properties. In 2018, investing activities used net cash of $24.0 million, primarily attributable to $32.3 million used to fund an increase in loans and $5.2 million used to purchase securities available for sale and other stock, partially offset by $6.9 million of cash from the sale of debt and equity securities available for sale and $6.0 million from maturities and principal payments on securities available for sale.
Cash Flow Provided by Financing Activities. In 2019, financing activities provided net cash of $54.1 million, consisting primarily of a $56.6 million increase in non-interest bearing deposits and a $7.0 million increase in interest bearing deposits, partially offset by a net decrease of $10.0 million in FHLB borrowings. In 2018, financing activities used net cash of $3.7 million, consisting primarily of a $5.5 million net decrease in interest bearing deposits, and a $727 thousand net decrease in borrowings, partially offset by a $2.1 million net increase in noninterest bearing deposits.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At December 31, 2019 and 2018, the loan-to-deposit ratio was 94% and 96%, respectively.

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital, common equity Tier 1 capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe that, as of December 31, 2019, the Bank met all capital adequacy requirements to which it was subject and has not been notified by any regulatory agency that would require the Bank to maintain additional capital.
The actual capital amounts and ratios of the Bank at December 31, 2019 are presented in the following table:

			Applicable Federal Regulatory Requirement
At December 31, 2019	Actual Capital		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Bank	171,613	13.8%	123,451	At least 8.625	$123,938	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Bank	157,652	12.7%	63,518	At least 5.125	80,560	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Bank	157,652	12.7%	82,109	At least 6.625	$99,151	At least 8.0
Tier 1 Capital to Average Assets:
Bank	157,652	11.0%	57,253	At least 4.0	$71,566	At least 5.0
As the above table indicates, at December 31, 2019, the Bank (on a stand-alone basis) had capital ratios exceeding the minimums required to be qualified as a “well-capitalized” institution under federally mandated capital standards and federally established prompt corrective action regulations.
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At December 31, 2019, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution under the capital adequacy guidelines described above.

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
The principal source of cash available to a bank holding company consists of cash dividends from its bank subsidiaries. There are currently several restrictions on the Bank’s ability to pay us cash dividends. Government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limits the amount of funds that the Bank is permitted to dividend to us. Further, Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company. We have committed to obtaining approval from the FRB and the CDBO prior to Bancorp paying any dividends, or making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. There can be no assurance that our regulators will approve such payments or dividends in the future. Refer to “Supervision and Regulation” above in Item 1 and Note 15, Shareholders' Equity in the notes to our consolidated financial statements for more detail regarding the regulatory restrictions on our and the Bank's ability to pay dividends.

Off Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our clients in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At December 31, 2019 and 2018, we were committed to fund certain loans including letters of credit amounting to approximately $316 million and $302 million, respectively.
Commitments to extend credit and standby letters of credit generally have fixed expiration dates or other termination clauses and the client may be required to pay a fee and meet other conditions in order to draw on those commitments or standby letters of credit. We expect, based on historical experience, that many of the commitments will expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent future cash requirements.
To varying degrees, commitments to extend credit involve elements of credit and interest rate risk for us that are in excess of the amounts recognized in our balance sheets. Our maximum exposure to credit loss in the event of nonperformance by the clients to whom such commitments are made could potentially be equal to the amount of those commitments. As a result, before making such a commitment to a client, we evaluate the client’s creditworthiness using the same underwriting standards that we would apply if we were approving loans to the client. In addition, we often require the client to secure its payment obligations for amounts drawn on such commitments with collateral such as accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and properties under construction. As a consequence, our exposure to credit and interest rate risk on such commitments is not different in character or amount than risks inherent in the outstanding loans in our loan portfolio.
Standby letters of credit are conditional commitments issued by the Bank to guarantee a payment obligation of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to clients.

Contractual Obligations
The following table summarizes the contractual obligations as of December 31, 2019:

	Maturity/Obligation by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Dollars in thousands)
Deposits	$1,199,570	$1,127,605	$67,294	$4,671	$—
FHLB Borrowings	30,000	30,000	—	—	—
Junior Subordinated Debentures	17,527	—	—	—	17,527
Operating Leases	13,937	2,408	5,096	6,433	—
Total	$1,261,034	$1,160,013	$72,390	$11,104	$17,527
The table above excludes unrecognized tax benefits because we are unable to reasonably estimate the period during which these obligations may be incurred, if at all.
FHLB Borrowings. As of December 31, 2019, we had $30.0 million of outstanding borrowings obtained from the FHLB. The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 1.82% for the year ended December 31, 2019.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
10,000	1.78%	January 23, 2020
10,000	1.97%	March 30, 2020
10,000	1.71%	December 30, 2020
At December 31, 2019, $278 million of loans were pledged to secure our FHLB borrowings and to support our unfunded borrowing capacity. At December 31, 2019, we had unused borrowing capacity of $162 million with the FHLB.

The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2019 was $55 million, which consisted primarily of borrowings from the FHLB. By comparison, the highest amount of borrowings outstanding at any month end in 2018 consisted primarily of $40.9 million of borrowings from the FHLB.
Junior Subordinated Debentures. Pursuant to rulings of the FRB, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At December 31, 2019, we had outstanding approximately $17.5 million principal amount of the Debentures.
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
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. As of December 31, 2019, we were current on all interest payments. We have committed to obtaining approval from the FRB and the CDBO prior to making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. There can be no assurance that our regulators will approve such payments in the future.
Operating Lease Obligations. We lease certain facilities and equipment under various non-cancelable operating leases, which include escalation clauses ranging between 2% and 6% per annum. Future minimum non-cancelable lease commitments, were as follows:

At December 31, 2019
(Dollars in thousands)
2020	$2,408
2021	2,517
2022	2,579
2023	2,664
2024 and beyond	3,769
Total	$13,937
Maturing Time Certificates of Deposits. Set forth below is a maturity schedule, as of December 31, 2019, of time certificates of deposit of $100,000 or more:

At December 31, 2019
(In thousands)
2020	$185,819
2021	49,434
2022	13,527
2023	1,043
2024 and beyond	3,035
Total	$252,858

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Pacific Mercantile Bancorp

Opinion on the Internal Control Over Financial Reporting
We have audited Pacific Mercantile Bancorp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements, and our report dated March 6, 2020, expressed an unqualified opinion.

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
March 6, 2020

ITEM 8.	FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Pacific Mercantile Bancorp

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Pacific Mercantile Bancorp and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 6, 2020, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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
March 6, 2020

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except for per share data)

	December 31,
	2019	2018
ASSETS
Cash and due from banks	$17,409	$13,250
Interest bearing deposits with financial institutions	202,729	174,468
Cash and cash equivalents	220,138	187,718
Interest-bearing time deposits with financial institutions	2,420	2,420
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	7,910	8,822
Securities available for sale, at fair value	28,344	31,231
Loans (net of allowances of $13,611 and $13,506, respectively)	1,117,511	1,083,240
Other real estate owned	—	1,173
Accrued interest receivable	4,095	4,003
Premises and equipment, net	1,117	1,039
Net deferred tax assets	8,434	10,935
Other assets	26,185	18,757
Total assets	$1,416,154	$1,349,338
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$397,000	$340,406
Interest-bearing	802,570	795,596
Total deposits	1,199,570	1,136,002
Borrowings	30,000	40,000
Accrued interest payable	398	361
Other liabilities	19,611	14,074
Junior subordinated debentures	17,527	17,527
Total liabilities	1,267,106	1,207,964
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized:
Series A Non-Voting Preferred Stock, no par value, 0 and 1,467,155 shares authorized at December 31, 2019 and December 31, 2018, respectively; 0 and 1,467,155 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	8,480
Common stock, no par value, 85,000,000 shares of common stock and 2,000,000 shares of non-voting common stock authorized; 22,106,374 and 1,467,155 shares, respectively, issued and outstanding at December 31, 2019, and 21,916,195 and 0 shares, respectively, issued and outstanding at December 31, 2018.	153,570	143,466
Accumulated deficit	(3,955)	(9,428)
Accumulated other comprehensive loss	(567)	(1,144)
Total shareholders’ equity	149,048	141,374
Total liabilities and shareholders’ equity	$1,416,154	$1,349,338
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)

	Year Ended December 31,
	2019	2018	2017
Interest income:
Loans, including fees	$59,348	$57,626	$48,957
Securities available for sale and stock	1,065	1,160	1,237
Interest-bearing deposits with financial institutions	5,264	3,756	1,379
Total interest income	65,677	62,542	51,573
Interest expense:
Deposits	14,282	12,070	6,958
Borrowings	1,839	1,550	873
Total interest expense	16,121	13,620	7,831
Net interest income	49,556	48,922	43,742
Provision for loan and lease losses	9,150	—	—
Net interest income after provision for loan and lease losses	40,406	48,922	43,742
Noninterest income
Service fees on deposits and other banking services	1,782	1,549	1,347
Net gain on sale of securities available for sale	—	48	(4)
Net gain on sale of Small Business Administration loans	1,029	—	—
Net loss on sale of other assets	(42)	(4)	(37)
Other noninterest income	2,819	3,042	3,068
Total noninterest income	5,588	4,635	4,374
Noninterest expense
Salaries and employee benefits	23,411	23,749	22,977
Occupancy	2,553	2,388	2,605
Equipment and depreciation	1,884	1,802	1,687
Data processing	2,184	1,681	1,479
FDIC expense	427	927	1,073
Other real estate owned expense, net	69	123	—
Professional fees	3,982	2,468	4,215
Business development	803	946	729
Loan related expense	639	769	456
Insurance	245	248	221
Other operating expense	1,982	1,869	2,316
Total noninterest expense	38,179	36,970	37,758
Income before income taxes	7,815	16,587	10,358
Income tax provision (benefit)	2,135	(10,752)	(91)
Net income allocable to common shareholders	$5,680	$27,339	$10,449
Basic income per common share:
Net income allocable to common shareholders	$0.24	$1.17	$0.45
Diluted income per common share:
Net income allocable to common shareholders	$0.24	$1.16	$0.45
Weighted average number of common shares outstanding:
Basic	22,811,215	22,788,164	23,071,671
Diluted	23,631,879	23,527,183	23,312,292

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$5,680	$27,339	$10,449
Other comprehensive income (loss), net of tax:
Change in unrealized holding gain (loss) on securities available for sale	577	(50)	695
Less: Reclassification adjustment for change in accounting principle	—	(97)	—
Less: Reclassification adjustment for net gains included in net income	—	48	(4)
Net unrealized holding gain (loss) on securities available for sale	577	(1)	699
Total comprehensive income	$6,257	$27,338	$11,148
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
For the Three Years Ended December 31, 2019

	Series A Non-Voting Preferred stock		Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2016	—	$—	23,005	$148,680	$(47,119)	$(1,842)	$99,719
Issuance of restricted stock, net	—	—	22	—	—	—	—
Common stock based compensation expense	—	—	—	796	—	—	796
Common stock options exercised	—	—	206	1,213	—	—	1,213
Net loss	—	—	—	—	10,449	—	10,449
Other comprehensive income	—	—	—	—	—	699	699
Balance at December 31, 2017	—	$—	23,233	$150,689	$(36,670)	$(1,143)	$112,876
Exchange common stock for Series A Non-Voting Preferred Stock	1,467	8,480	(1,467)	(8,480)	—	—	—
Implementation of ASU 2016-01	—	—	—	—	(97)	—	(97)
Issuance of restricted stock, net	—	—	75	—	—	—	—
Common stock based compensation expense	—	—	—	885	—	—	885
Common stock options exercised	—	—	75	372	—	—	372
Net income	—	—	—	—	27,339	—	27,339
Other comprehensive loss	—	—	—	—	—	(1)	(1)
Balance at December 31, 2018	1,467	$8,480	21,916	$143,466	$(9,428)	$(1,144)	$141,374
Exchange Series A Non-Voting Preferred Stock to Non-Voting Common Stock	(1,467)	(8,480)	1,467	8,480	—	—	—
Implementation of ASU 2016-02	—	—	—	—	(207)	—	(207)
Issuance of restricted stock, net	—	—	105	—	—	—	—
Common stock based compensation expense	—	—	—	1,057	—	—	1,057
Common stock options exercised	—	—	86	567	—	—	567
Net income	—	—	—	—	5,680	—	5,680
Other comprehensive income	—	—	—	—	—	577	577
Balance at December 31, 2019	—	$—	23,574	$153,570	$(3,955)	$(567)	$149,048

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$5,680	$27,339	$10,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	419	405	428
Provision for loan and lease losses	9,150	—	—
Amortization of premium on securities	150	179	221
Net (gain) loss on sale of securities available for sale	—	(48)	4
Unrealized gain/loss on other investments	—	59	—
Net amortization of deferred fees and unearned income on loans	(663)	50	(388)
Net loss (gain) on sales of other real estate owned	66	(29)	—
Net gain on sale of premises and equipment	—	—	(2)
Net loss on sale of other assets	42	4	37
Net gain on sale of small business administration loans	(1,029)	—	—
Small business administration loan originations	(12,009)	—	—
Proceeds from sale of small business administration loans	13,173	—	—
Write down of other real estate owned	—	102	—
Stock-based compensation expense	1,057	885	796
Changes in operating assets and liabilities:
Net increase in accrued interest receivable	(92)	(131)	(1,170)
Net decrease (increase) in other assets	5,940	(3,193)	(4,376)
Net decrease (increase) in deferred taxes	2,259	(11,077)	—
Net decrease (increase) in income taxes receivable	188	226	(215)
Net increase (decrease) in accrued interest payable	37	(36)	196
Net (decrease) increase in other liabilities	(7,347)	2,529	4,603
Net cash provided by operating activities	17,021	17,264	10,583
Cash Flows From Investing Activities:
Net decrease in interest-bearing time deposits with financial institutions	—	500	749
Maturities of and principal payments received on securities available for sale and other stock	8,580	5,978	7,247
Purchase of securities available for sale and other stock	(5,024)	(5,215)	(3,350)
Proceeds from sale of securities available for sale and other stock	912	6,883	382
Principal payments received on other investments	—	17	—
Purchase of other investments	(876)	(364)	(227)
Proceeds from sale of other real estate owned	1,107	827	—
Net increase in loans	(42,993)	(32,316)	(120,205)
Proceeds from sale of other assets	55	32	141
Purchases of premises and equipment	(497)	(350)	(265)
Proceeds from sale of premises and equipment	—	—	2
Net cash used in investing activities	(38,736)	(24,008)	(115,526)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	63,568	(3,391)	138,093
Proceeds from borrowings	95,000	71,000	70,000
Payments of borrowings	(105,000)	(71,727)	(45,000)
Proceeds from exercise of common stock options	567	372	1,213
Net cash provided by (used in) financing activities	54,135	(3,746)	164,306
Net increase (decrease) in cash and cash equivalents	32,420	(10,490)	59,363
Cash and Cash Equivalents, beginning of period	187,718	198,208	138,845
Cash and Cash Equivalents, end of period	$220,138	$187,718	$198,208
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$16,084	$13,656	$7,635
Cash paid for income taxes	$62	$99	$123
 The accompanying notes are an integral part of these consolidated financial statements.

(Dollars in thousands)	Year Ended December 31,
	2019	2018	2017
Non-Cash Investing Activities:
Transfer of loans into other real estate owned	$—	$1,346	$—
Transfer of loans into other assets	$161	$15	$217
Participation sold accounted for as other borrowings	$—	$—	$866
Impact of change in accounting principle	$—	$97	$—
Assumption of debt upon foreclosure of property	$—	$727	$—
Right of use assets	$12,677	$—	$—
Non-Cash Financing Activities:
Exchange of common stock for non-voting preferred stock	$—	$8,480	$—
Exchange of non-voting preferred stock for non-voting common stock	$8,480	$—	$—
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
Principles of Consolidation
Our consolidated financial statements for the years ended December 31, 2019, 2018 and 2017 include the accounts of PMBC, the Bank and PMAR. All significant intercompany balances and transactions were eliminated in consolidation.
Cash and Cash Equivalents
For purposes of the statements of cash flow, cash and cash equivalents consist of cash and due from banks, interest bearing demand deposits with the FRBSF, federal funds sold and interest-bearing deposits, with original maturities of 90 days or less, with financial institutions. Generally, federal funds are sold for one-day periods. As of December 31, 2019 and 2018, the Bank maintained required reserves with FRBSF of approximately $3,856,000 and $727,000, respectively, which are included in cash and due from banks in the accompanying consolidated statements of financial condition.
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
An ALLL is established by means of a provision for loan and lease losses that is charged against income. If we conclude that the collection, in full, of the carrying amount of a loan has become unlikely, the loan, or the portion thereof that is believed to be uncollectible, is charged against the ALLL. We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers and the history of the performance of the loan portfolio in determining the adequacy of the ALLL. Additionally, as the volume of loans increases, additional provisions for loan losses may be required to maintain the allowance at levels deemed adequate. Moreover, if economic conditions were to deteriorate, causing the risk of loan losses to increase, it would become necessary to increase the allowance to an even greater extent, which would necessitate additional provisions that would be charged to income. We also evaluate the unfunded portion of loan commitments and establish a loss reserve, included in other liabilities, for such unfunded commitments through a charge against noninterest expense. The loss reserve for unfunded loan commitments was $350,000 at December 31, 2019 and 2018.
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
Investment in Unconsolidated Subsidiaries
Investment in unconsolidated subsidiaries is stated at cost. The unconsolidated subsidiaries are comprised of two grantor trusts established in 2002 and 2004 in connection with our issuance of subordinated debentures in each of those years. Prior to 2004, we organized two business trusts, under the names PMB Statutory Trust III and PMB Capital Trust III, to facilitate our issuance of $7.2 million and $10.3 million, respectively, principal amount of junior subordinated debentures with maturity dates in 2032 and 2034, respectively. The principal amounts remain outstanding as of December 31, 2019.
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
Stock Option Plans
We follow Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 718-10, Share-Based Payment, which requires entities that grant stock options or other equity compensation awards to employees to recognize in their financial statements the fair values of those options or share awards as compensation cost over their requisite service (vesting) periods of those options or share awards. Since stock-based compensation cost that is recognized in the statements of operations is to be determined based on the equity compensation awards that we expect will ultimately vest, that compensation expense is reduced for any forfeitures of unvested options or unvested share awards that typically occur due primarily to terminations of employment of optionees or recipients of such share awards. In accordance with Accounting Standard Update (“ASU”) 2016-09, forfeitures are recognized as they occur instead of applying an estimated forfeiture rate to each grant, which was the previous practice. For purposes of the determination of stock-based compensation expense for the year ended December 31, 2019, we recognized actual forfeitures of 17,975, 23,026 and zero shares subject to the stock option, restricted stock, and stock unit awards, respectively, that were granted to officers and other employees.
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
Segment Reporting
During the years ended December 31, 2019, 2018 and 2017, we had one reportable segment, which was our commercial banking division, and one non-reportable segment which was our discontinued operations related to our mortgage banking division. In connection with our exit from the mortgage banking business in 2013, the revenues and expenses of our mortgage banking division have been classified as discontinued operations for all periods presented.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability measured on a discounted basis and a right-of-use asset a specified asset for the lease term. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged and the accounting for sale and leaseback transactions were simplified. We elected most of the new standard’s available transition practical expedients. The new standard had a material effect on our financial statements. The most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our office and equipment operating leases; and (2) providing significant new disclosures about our leasing activities. The new standard also provides practical expedients for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we did not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides an additional transition method upon adoption of ASU 2016-02. The guidance allows an entity to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to beginning retained earnings in the period of adoption. In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements,” which provides additional guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers, requires lessors that are banking institutions to present all "principal payments received under leases" within investing activities, and exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. This guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We adopted this guidance on January 1, 2019. On adoption of these accounting standards, we recorded a $207 thousand adjustment to our beginning retained earnings. As of December 31, 2019, we recognized additional operating liabilities of $13.0 million, with corresponding ROU assets of $12.2 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the measurement of all expected credit losses for financial assets held at the reporting date, based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions will now use forward-looking information to better inform their credit loss estimates. Additionally, the ASU amends the accounting guidance for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. On November 15, 2019, the FASB issued ASU 2019-10, "Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates" which finalizes various effective date delays for private companies, not-for-profit organizations, and smaller reporting companies applying the credit losses (CECL), leases, and hedging standards. The effective date for smaller reporting companies has been delayed from the interim and annual periods beginning after December 15, 2020 to the interim and annual periods beginning after December 15, 2022. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. Upon issuance of the final ASU, we plan to adopt this guidance on January 1, 2023 and expect that it will have a material impact on the determination of our ALLL. We are unable to estimate the expected impact to the ALLL upon adoption due to various factors, primarily the fine tuning of our qualitative assumptions used within our preliminary model, uncertainty regarding economic conditions and the size and mix of our loan portfolio at the time of adoption, which could impact our historical loss factors. We are currently working with our existing ALLL software provider on further developing the model to perform the ALLL calculations upon adoption and we believe that we currently have in place the internal team capable of handling this implementation.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement,” which amends the disclosure requirements related to fair value. The guidance removes disclosure related to transfers between Level 1 and Level 2 of the fair value hierarchy, the timing of these transfers and the valuation processes for Level 3 fair value measurements. Additional disclosures required as a result of adoption of this ASU will include the change in Level 3 unrealized gains and losses included in other comprehensive income and the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosure requirements until their effective date. We adopted this guidance on January 1, 2019.
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes," which eliminates certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

differences. This guidance is effective for public business entities for fiscal years beginning after 15 December 2020, and interim periods within those fiscal years. Early adoption is permitted. Entities that elect to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, entities that elect early adoption must adopt all the amendments in the same period. We are currently evaluating this guidance to determine the date of adoption and the impact on the Company.
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
In addition, the fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of existing and anticipated future client relationships and the value of assets and liabilities that are not considered financial instruments, such as premises and equipment and OREO.
Measurement Methodology
Cash and Cash Equivalents. The fair value of cash and cash equivalents approximates its carrying value.
Interest-Bearing Deposits with Financial Institutions. The fair values of interest-bearing deposits maturing within one year approximate their carrying values.
FHLB and FRBSF Stock. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF. During the year ended December 31, 2019, we purchased no FHLB or FRBSF stock. No shares of FHLB or FRBSR stock were called during the year ended December 31, 2019. During the year ended December 31, 2018, we purchased $315 thousand, or 3,143 shares of FHLB stock and 8,020 shares, or $401 thousand, of FRBSF stock. No shares of FHLB stock or FRBSF stock were called during the year ended December 31, 2018. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.
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

Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018.

	At December 31, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Debt securities available for sale
Commercial mortgage backed securities issued by U.S. Agencies	$9,229	$—	$9,229	$—
Residential mortgage backed securities issued by U.S. agencies	19,115	—	19,115	—
Total debt securities available for sale at fair value	$28,344	$—	$28,344	$—

	At December 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Debt securities available for sale
U.S. Treasury securities	$2,980	$—	$2,980	$—
Commercial mortgage backed securities issued by U.S. Agencies	4,534	—	4,534	—
Residential mortgage backed securities issued by U.S. agencies	23,717	—	23,717	—
Total debt securities available for sale	31,231	—	31,231	—
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

	At December 31, 2019				At December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value:	(Dollars in thousands)
Impaired loans	$15,682	$—	$—	$15,682	$4,226	$—	$—	$4,226
Other foreclosed assets	164	—	164	—	91	—	91	—
Other real estate owned	—	—	—	—	1,173	—	1,173	—
Total	$15,846	$—	$164	$15,682	$5,490	$—	$1,264	$4,226

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of December 31, 2019, a summary of the significant unobservable inputs and valuation techniques is as follows:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurement as of December 31, 2019	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
	(Dollars in thousands)
Assets
Impaired loans	15,682	Third-Party Pricing	Discounted cash flow	N/A (2)
	$15,682

(1)
As part of our process, we obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.

(2)	As of December 31, 2019, there has been no change to our valuation techniques or the types of unobservable inputs used in the calculation of fair value from December 31, 2018.
Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of December 31, 2019 and December 31, 2018, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At December 31, 2019					At December 31, 2018
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$220,138	$220,138	$220,138	—	—	$187,718	$187,718	$187,718	—	—
Interest-bearing deposits with financial institutions	2,420	2,420	2,420	—	—	2,420	2,420	2,420	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	7,910	7,910	7,910	—	—	8,822	8,822	8,822	—	—
Loans, net	1,117,511	1,120,096	—	—	1,120,096	1,083,240	1,066,147	—	—	1,066,147
Accrued interest receivable	4,095	4,095	4,095	—	—	4,003	4,003	4,003	—	—
Financial liabilities:
Noninterest bearing deposits	397,000	397,000	397,000	—	—	340,406	340,406	340,406	—	—
Interest-bearing deposits	802,570	803,549	—	803,549	—	795,596	794,321	—	794,321	—
Borrowings	30,000	29,974	—	29,974	—	40,000	39,976	—	39,976	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	398	398	398	—	—	361	361	361	—	—

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at December 31, 2019 and December 31, 2018:

(Dollars in thousands)	December 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
U.S. Treasury securities	$—	$—	$—	$—	$2,999	$—	$(19)	$2,980
Commercial mortgage backed securities issued by U.S. Agencies(1)	9,147	128	(46)	9,229	4,495	40	(1)	4,534
Residential mortgage backed securities issued by U.S. Agencies(2)	19,380	12	(277)	19,115	24,739	1	(1,023)	23,717
Total	$28,527	$140	$(323)	$28,344	$32,233	$41	$(1,043)	$31,231

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Secured by first liens on commercial apartment building mortgages.

(2)	Secured by closed-end first liens on 1-4 family residential mortgages.
At December 31, 2019 and 2018, U.S. agency mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $9.2 million and $18.2 million, respectively, were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at December 31, 2019 and December 31, 2018 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At December 31, 2019 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$5,286	$13,032	$6,842	$3,367	$28,527
Securities available for sale, estimated fair value	5,230	12,887	6,849	3,378	28,344
Weighted average yield	1.58%	1.66%	2.22%	2.53%	1.88%

	At December 31, 2018 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$7,874	$13,466	$9,971	$922	$32,233
Securities available for sale, estimated fair value	7,663	12,934	9,710	924	31,231
Weighted average yield	1.46%	1.62%	2.22%	3.13%	1.81%

During the years ended December 31, 2019 and 2018, we purchased $5.0 million and $4.5 million, respectively, of securities available for sale. Securities available for sale of $3.0 million were purchased during the year ended December 31, 2017. We had no sales of securities available for sale during the year ended December 31, 2019. During the years ended 2018 and 2017, we had $2.1 million and $382 thousand, respectively, of proceeds from sales of securities available for sale, for a total net loss of $53 thousand and $4 thousand, respectively.
The tables below indicate, as of December 31, 2019 and December 31, 2018, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2019
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Commercial mortgage backed securities issued by U.S. Agencies	4,472	(46)	—	—	4,472	(46)
Residential mortgage backed securities issued by U.S. Agencies	76	(1)	15,965	(276)	16,041	(277)
Total	$4,548	$(47)	$15,965	$(276)	$20,513	$(323)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Securities with Unrealized Loss at December 31, 2018
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$—	$—	$2,980	$(19)	$2,980	$(19)
Commercial mortgage backed securities issued by U.S. Agencies	999	(1)	—	—	999	(1)
Residential mortgage backed securities issued by U.S. Agencies	361	(3)	23,299	(1,020)	23,660	(1,023)
Total	$1,360	$(4)	$26,279	$(1,039)	$27,639	$(1,043)
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
Through the impairment assessment process, we determined that there were no available-for-sale debt securities that were other-than-temporarily impaired at December 31, 2019. We recorded no impairment credit losses on available-for-sale debt securities in our consolidated statements of operations for the year ended December 31, 2019 and 2018.
We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of December 31, 2019 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).
Equity Investments Without Readily Determinable Fair Value
As of December 31, 2019, we had three investments in limited partnerships without a readily determinable fair value. As of December 31, 2019, we owned less than 3% of the total investment in each partnership. Under ASU 2016-01, we elected to measure these equity investments using the measurement alternative, which requires that these investments are measured at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. During the year ended December 31, 2019, these investments were not impaired and there were no observable price changes. As a result, the balance shown below as of December 31, 2019 represents the cost of the investments and is included within other assets on the consolidated statements of financial condition. During the year ended December 31, 2019, we had $876 thousand of capital contributions to these investments, and no return of principal. We had $364 thousand of capital contributions to these investments during the year ended December 31, 2018, partially offset by $17 thousand return of principal. As of December 31, 2019 and December 31, 2018, our equity investments without readily determinable fair value were as follows:

	December 31, 2019	December 31, 2018
	(Dollars in thousands)
Equity investments without readily determinable fair value	$2,117	$1,240

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$409,420	36.2%	$444,441	40.7%
Commercial real estate loans – owner occupied	219,483	19.5%	211,645	19.3%
Commercial real estate loans – all other	208,283	18.5%	226,441	20.7%
Residential mortgage loans – multi-family	176,523	15.7%	97,173	8.9%
Residential mortgage loans – single family	18,782	1.7%	21,176	1.9%
Construction and land development loans	2,981	0.3%	38,496	3.5%
Consumer loans	90,867	8.1%	54,514	5.0%
Gross loans	1,126,339	100.0%	1,093,886	100.0%
Deferred loan fees and costs, net	4,783		2,860
Allowance for loan and lease losses	(13,611)		(13,506)
Loans, net	$1,117,511		$1,083,240
At December 31, 2019 and 2018, real estate loans of approximately $278 million and $807 million, respectively, were pledged to secure borrowings obtained from the FHLB. At December 31, 2019 and 2018, commercial and consumer loans of $210 million and $51 million, respectively, were pledged to secure borrowings from the FRB to support our unfunded borrowing capacity. During the year ended December 31, 2019, we sold $12.0 million of Small Business Administration (SBA) loans at a premium. During the year ended December 31, 2018, we sold $15.1 million of commercial real estate loans - all other at par value. No loans were sold during the year ended December 31, 2017. During the year ended December 31, 2019, we purchased loans totaling $121.0 million, of which $81.0 million were multi-family mortgage and $39.9 million were consumer loans. We purchased $10.0 million of performing commercial real estate loans during the year ended December 31, 2018 and $30.1 million of performing residential multi-family mortgage and commercial real estate loans during the year ended December 31, 2017.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Set forth below is a summary of the activity in the ALLL, by portfolio type, during the years ended December 31, 2019, 2018 and 2017.

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL in the year ended December 31, 2019:
Balance at beginning of year	$8,071	$3,643	$426	$1,290	$76	$13,506
Charge offs	(9,903)	(42)	—	(39)	—	(9,984)
Recoveries	918	—	—	21	—	939
Provision	9,797	(704)	(392)	525	(76)	9,150
Balance at end of year	$8,883	$2,897	$34	$1,797	$—	$13,611
ALLL in the year ended December 31, 2018:
Balance at beginning of year	$9,155	$2,906	$650	$1,043	$442	$14,196
Charge offs	(2,757)	—	—	(8)	—	(2,765)
Recoveries	1,959	69	—	47	—	2,075
Provision	(286)	668	(224)	208	(366)	—
Balance at end of year	$8,071	$3,643	$426	$1,290	$76	$13,506
ALLL in the year ended December 31, 2017:
Balance at beginning of year	$11,276	$4,226	$343	$642	$314	$16,801
Charge offs	(4,124)	(432)	—	(179)	—	(4,735)
Recoveries	1,852	72	27	179	—	2,130
Provision	151	(960)	280	401	128	—
Balance at end of year	$9,155	$2,906	$650	$1,043	$442	$14,196

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of December 31, 2019 and December 31, 2018.

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL balance at December 31, 2019 related to:
Loans individually evaluated for impairment	$561	$—	$—	$—	$—	$561
Loans collectively evaluated for impairment	$8,322	$2,897	$34	$1,797	$—	$13,050
Total	$8,883	$2,897	$34	$1,797	$—	$13,611
Loans balance at December 31, 2019 related to:
Loans individually evaluated for impairment	$9,056	$6,507	$—	$—	$—	$15,563
Loans collectively evaluated for impairment	400,364	597,782	2,981	109,649	—	1,110,776
Total	$409,420	$604,289	$2,981	$109,649	$—	$1,126,339
ALLL balance at December 31, 2018 related to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$8,071	$3,643	$426	$1,290	$76	$13,506
Total	$8,071	$3,643	$426	$1,290	$76	$13,506
Loans balance at December 31, 2018 related to:
Loans individually evaluated for impairment	$3,352	$831	$—	$43	$—	$4,226
Loans collectively evaluated for impairment	441,089	534,428	38,496	75,647	—	1,089,660
Total	$444,441	$535,259	$38,496	$75,690	$—	$1,093,886

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factors in our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at December 31, 2019 and 2018:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At December 31, 2019
Commercial loans	$354	$1,361	$533	$2,248	$407,172	$409,420	$—
Commercial real estate loans – owner-occupied	749	—	—	749	218,734	219,483	—
Commercial real estate loans – all other	—	—	—	—	208,283	208,283	—
Residential mortgage loans – multi-family	—	—	—	—	176,523	176,523	—
Residential mortgage loans – single family	—	—	—	—	18,782	18,782	—
Land development loans	—	—	—	—	2,981	2,981	—
Consumer loans	312	3	—	315	90,552	90,867	—
Total	$1,415	$1,364	$533	$3,312	$1,123,027	$1,126,339	$—
At December 31, 2018
Commercial loans	$—	$3,705	$4,273	$7,978	$436,463	$444,441	$1,278
Commercial real estate loans – owner-occupied	—	831	—	831	210,814	211,645	—
Commercial real estate loans – all other	—	—	—	—	226,441	226,441	—
Residential mortgage loans – multi-family	—	—	—	—	97,173	97,173	—
Residential mortgage loans – single family	—	—	—	—	21,176	21,176	—
Land development loans	—	—	—	—	38,496	38,496	—
Consumer loans	13	—	—	13	54,501	54,514	—
Total	$13	$4,536	$4,273	$8,822	$1,085,064	$1,093,886	$1,278
Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at December 31, 2019 and $1.3 million outstanding at December 31, 2018. In certain instances, when a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.
The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$9,101	$3,352
Commercial real estate loans – owner occupied	6,507	831
Consumer loans	74	43
Total(1)	$15,682	$4,226

(1)    Nonaccrual loans may include loans that are currently considered performing loans.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 We classify our loan portfolio using internal credit quality ratings. The following table provides a summary of loans by portfolio type and our internal credit quality ratings as of December 31, 2019 and 2018, respectively.

	December 31,
(Dollars in thousands)	2019	2018	Increase (Decrease)
Pass:
Commercial loans	$357,079	$428,287	$(71,208)
Commercial real estate loans – owner occupied	206,589	205,914	675
Commercial real estate loans – all other	208,283	226,441	(18,158)
Residential mortgage loans – multi family	176,523	97,173	79,350
Residential mortgage loans – single family	18,782	21,176	(2,394)
Construction and land development loans	2,981	38,496	(35,515)
Consumer loans	90,793	54,415	36,378
Total pass loans	$1,061,030	$1,071,902	$(10,872)
Special Mention:
Commercial loans	$21,894	$10,411	$11,483
Commercial real estate loans – owner occupied	6,387	4,900	1,487
Total special mention loans	$28,281	$15,311	$12,970
Substandard:
Commercial loans	$30,447	$5,743	$24,704
Commercial real estate loans – owner occupied	6,507	831	5,676
Consumer loans	74	99	(25)
Total substandard loans	$37,028	$6,673	$30,355
Total Loans:	$1,126,339	$1,093,886	$32,453
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
The following table sets forth information regarding impaired loans, at December 31, 2019 and December 31, 2018:

	December 31,
(Dollars in thousands)	2019	2018
Impaired loans:
Nonaccruing loans	$15,682	$4,226
Total impaired loans	$15,682	$4,226
Impaired loans less than 90 days delinquent and included in total impaired loans	$15,149	$1,359

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below contains additional information with respect to impaired loans, by portfolio type, as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$7,996	$12,090	$—	$3,352	$4,516	$—
Commercial real estate loans – owner occupied	6,507	6,784	—	831	925	—
Consumer loans	74	101	—	43	65	—
Total	14,577	18,975	—	4,226	5,506	—
With allowance recorded:
Commercial loans	$1,105	$1,122	$561	$—	$—	$—
Total	1,105	1,122	561	—	—	—
Total
Commercial loans	$9,101	$13,212	$561	$3,352	$4,516	$—
Commercial real estate loans – owner occupied	6,507	6,784	—	831	925	—
Consumer loans	74	101	—	43	65	—
Total	15,682	20,097	561	4,226	5,506	—

(1)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At December 31, 2019 and December 31, 2018, there were $14.6 million and $4.2 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at December 31, 2019 for which no specific reserves were allocated, $754 thousand had been deemed impaired in the prior year.
Average balances and interest income recognized on impaired loans, by portfolio type, for the year ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019		2018		2017
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized

No allowance recorded:
Commercial loans	$3,828	$581	$4,289	$101	$10,178	$128
Commercial real estate loans – owner occupied	3,038	267	856	—	1,215	—
Commercial real estate loans – all other	—	—	370	—	1,616	—
Residential mortgage loans – single family	—	—	—	—	183	—
Consumer loans	69	3	48	—	80	5
Total	6,935	851	5,563	101	13,272	133
With allowance recorded:
Commercial loans	221	53	96	—	3,150	33
Total	221	53	96	—	3,150	33
Total
Commercial loans	4,049	634	4,385	101	13,328	161
Commercial real estate loans – owner occupied	3,038	267	856	—	1,215	—
Commercial real estate loans – all other	—	—	370	—	1,616	—
Residential mortgage loans – single family	—	—	—	—	183	—
Consumer loans	69	3	48	—	80	5
Total	$7,156	$904	$5,659	$101	$16,422	$166
The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $416 thousand in 2019, $362 thousand in 2018 and $462 thousand in 2017.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructurings
Pursuant to the FASB's ASU No. 2011-2, A Creditor's Determination of whether a Restructuring is a Troubled Debt Restructuring, the Company had no TDRs at December 31, 2019 or December 31, 2018. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the forms of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower's cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower's loan will be reinstated.
The following table presents loans restructured as TDRs during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019			2018			2017
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial loans	—	$—	$—	—	$—	$—	1	$450	$450
	—	—	—	—	—	—	1	450	450
Nonperforming
Commercial loans	—	—	—	—	—	—	1	1,329	809
	—	—	—	—	—	—	1	1,329	809
Total troubled debt restructurings(1)	—	$—	$—	—	$—	$—	2	$1,779	$1,259

(1)	No loans were restructured during the years ended December 31, 2019 or December 31, 2018.
During the years ended December 31, 2019, 2018 and 2017, there were no TDRs that were modified within the preceding 12-month period which subsequently defaulted.

6. Premises and Equipment
The major classes of premises and equipment are as follows:

(Dollars in thousands)	December 31,
	2019	2018
Furniture and equipment	$2,424	$3,170
Leasehold improvements	1,112	42
	3,536	3,212
Accumulated depreciation and amortization	(2,419)	(2,173)
Total	$1,117	$1,039
The amount of depreciation and amortization included in operating expense was $419,000, $405,000 and $428,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

7. Deposits
Asset
At December 31, 2019, we had $202.7 million in interest bearing deposits at other financial institutions, as compared to $174.5 million at December 31, 2018. The weighted average percentage yields on these deposits for each of the years ended December 31, 2019 and December 31, 2018 was 2.22% and 1.92%, respectively. Interest bearing deposits with financial institutions can be withdrawn on demand and are considered cash equivalents for purposes of the consolidated statements of cash flows.
At December 31, 2019 and December 31, 2018, we had $2.4 million and $2.4 million, respectively, of interest-bearing time deposits at other financial institutions, which were scheduled to mature within one year or had no stated maturity date. The

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

weighted average percentage yields on these deposits were 2.69% and 2.04% for the years ended December 31, 2019 and December 31, 2018, respectively.
Liability
The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2019 and 2018 was $111.7 million and $102.2 million, respectively.
The scheduled maturities of time deposits in denominations of $250,000 or more at December 31, 2019 were as follows:

(Dollars in thousands)	At December 31, 2019
2020	$87,850
2021	21,861
2022	1,703
2023	—
2024 and beyond	333
Total	$111,747

8. Leases
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
During the year ended December 31, 2019, we recognized rent expense associated with our leases as follows:

Year Ended December 31,
2019
Lease cost	(Dollars in thousands)
Operating lease cost	$2,271
Short-term lease cost(1)	158
Total lease cost	$2,429

Weighted-average remaining lease term—operating leases (in years)	5.37

(1)    Includes leases that are less than 12 months and equipment leases that are accounted for on a cash basis.
Because we generally do not have access to the rate implicit in the lease, we utilize our borrowing rate with the FHLB as the discount rate.  The weighted average discount rate associated with operating leases as of December 31, 2019 is 1.57%.
Supplemental balance sheet information related to leases was as follows:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Financial Statement Classification	December 31, 2019
		(Dollars in thousands)
Operating right-of-use assets	Other assets	$12,159
Operating lease liabilities	Other liabilities	$13,020
During the year ended December 31, 2019, we had the following cash and non-cash activities associated with our leases:

Year Ended December 31,
2019
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases (fixed payments)	$2,031

Non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,677

Maturities of operating lease liabilities as of December 31, 2019 are as follows:

(Dollars in thousands)
For the years ending December 31,
2020	2,363
2021	2,490
2022	2,575
2023	2,662
2024 and beyond	3,770
Total	13,860
Less: Imputed interest	(840)
Total Lease liabilities	13,020

9. Borrowings and Contractual Obligations
At December 31, 2019 and 2018, our borrowings and contractual obligations consisted of the following:

	December 31,
(Dollars in thousands)	2019	2018
FHLB advances—short-term	$30,000	$40,000
Total	$30,000	$40,000

The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 1.82% for the year ended December 31, 2019.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
10,000	1.78%	January 23, 2020
10,000	1.97%	March 30, 2020
10,000	1.71%	December 30, 2020

At December 31, 2019, $278 million of loans were pledged to support our FHLB borrowings and our unfunded borrowing capacity. As of December 31, 2019, we had unused borrowing capacity of $172 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2019 was $55 million.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, we had $40.0 million of outstanding short-term borrowings and no outstanding long-term borrowings that we had obtained from the FHLB. These borrowings had a weighted-average annualized interest rate of 2.54% for the year ended December 31, 2018. As of December 31, 2018 we had unused borrowing capacity of $365 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2018 was $40.9 million.
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
Set forth below are the respective principal amounts, and certain other information regarding the terms of the Debentures that remained outstanding as of December 31, 2019 and 2018:

Original Issue Dates	Principal Amount	Interest Rate(1)	Maturity Dates
	(In thousands)
September 2002	$7,217	LIBOR plus 3.40%	September 2032
October 2004	10,310	LIBOR plus 2.00%	October 2034
Total	$17,527

(1)	Interest rate resets quarterly.
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. As of December 31, 2019, we were current on all interest payments. We have committed to obtaining approval from the FRB and the CDBO prior to making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. There can be no assurance that our regulators will approve such payments in the future.

10. Related Party Transactions
Per ASC 850-10-20, a related party is defined under GAAP to include: affiliates, principal owners and their immediate family members, management and their immediate families, other parties with which the entity may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, and other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests. GAAP requires disclosure of all material related party transactions, excluding compensation arrangements, expense allowances, and items eliminated in consolidation. Occasionally, we participate in loans with our affiliates through the ordinary course of business. These loan participations are not considered material transactions. Excluding these loan participations, the equity transactions described in Note 15, Shareholders' Equity, and the transactions noted below, we have no other related party transactions.
Deposits maintained by members of the Board of Directors and executive officers at the Bank totaled $93 thousand and $218 thousand at December 31, 2019 and 2018, respectively.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes
The components of income tax (benefit) expense from continuing operations consisted of the following for the years ended December 31:

(Dollars in thousands)	2019	2018	2017
Current taxes:
Federal	$—	$—	$(125)
State	48	97	34
Total current taxes	48	97	(91)
Deferred taxes:
Federal	1,469	(6,065)	—
State	618	(4,784)	—
Total deferred taxes	2,087	(10,849)	—
Total income tax (benefit) expense	$2,135	$(10,752)	$(91)

The reasons for the differences between the statutory federal income tax rates and our effective tax rates are summarized in the following table:

	Year Ended December 31,
	2019	2018	2017
Federal income tax based on statutory rate	21.0%	21.0%	34.0%
State franchise tax net of federal income tax benefit	8.6	8.6	7.2
Permanent differences	0.6	(0.3)	(0.4)
Other	(3.8)	2.0	1.4
Valuation allowance	—	(96.1)	(43.1)
Total effective tax rate	26.4%	(64.8)%	(0.9)%
At December 31, 2019 and December 31, 2018, we have a net deferred tax asset of $8.4 million and $10.9 million, respectively. Adjustments to our deferred tax valuation allowance could be required in the future if we were to conclude, on the basis of our assessment of the realizability of the deferred tax asset, that the amount of that asset which is more-likely-than-not, to be available to offset or reduce future taxes has decreased. Any such decrease would result in income tax expense. The components of our net deferred tax asset are as follows at:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	December 31,
	2019	2018
Deferred tax asset:
Allowance for loan and lease losses	$4,025	$3,996
State taxes	18	20
Deferred compensation	503	641
Litigation reserve	—	81
Other accrued expenses	539	504
Charitable contributions	161	127
Reserve for unfunded commitments	103	103
Tax credits	227	368
Net operating loss carry forward	3,699	5,642
Stock based compensation	448	166
Unrealized losses on securities	54	296
Lease liability	3,849	—
Total deferred tax assets	13,626	11,944
Deferred tax liabilities:
Depreciation and amortization	(185)	(163)
ROU Lease asset	(3,595)	—
Other	(1,414)	(846)
Total deferred tax liabilities	(5,194)	(1,009)
Total net deferred tax asset	$8,432	$10,935
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at December 31, 2018.
During the year ended December 31, 2019, we had an income tax expense of $2.1 million. The income tax expense during the year ended December 31, 2019 is as a result of our net income during the year and an adjustment to our deferred tax asset during the fourth quarter to true up stock based compensation. The income tax benefit during the three months ended December 31, 2019 is the result of an adjustment to our deferred tax asset related to the true up of stock based compensation. The income tax expense during the year ended December 31, 2019 is primarily a result of our operating income partially offset by the adjustment made in the fourth quarter. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and based on its evaluation, management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at December 31, 2019. Significant positive evidence included our three-year cumulative income position and the expectation that we will continue to have positive earnings based on twelve trailing quarters of positive income and our forecast. Negative evidence included our accumulated deficit and deterioration in asset quality. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at December 31, 2019.
As of December 31, 2019, we had net operating loss carryforwards of $6.0 million and $29.1 million for federal and state tax purposes, respectively, which are available to offset future taxable income. If not used, these carryforwards begin expiring in 2032 and would fully expire in 2036. Refer to the table below for the amount and expiration of our net operating loss carryforwards:

	Federal	State	Expiration
	(amounts in thousands)
2009(1)	—	(438)	12/31/2032
2010(1)	—	5,258	12/31/2032
2012	—	774	12/31/2032
2013	—	8,727	12/31/2033
2015	—	280	12/31/2035
2016	6,001	14,453	12/31/2036
2017	—	—	12/31/2037
2018(2)	—	—	12/31/2038
	$6,001	$29,054

(1)	California net operating loss carryforwards were suspended by the Franchise Tax Board during these periods and the carryover was extended.

(2)
As a result of the Tax Cuts and Jobs Act, federal net operating loss carryforwards do not expire starting with any losses sustained during 2018 or later. California net operating loss carryforwards begin to expire on the date listed.

We file income tax returns with the U.S. federal government and the State of California. As of December 31, 2019, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2016 to 2018 tax years and the Franchise Tax Board for California state income tax returns for the 2015 to 2018 tax years. Net operating losses on our U.S. federal and California state income tax returns may be carried forward up to 20 years. As of December 31, 2019, we do not have any unrecognized tax benefits.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three and twelve months ended December 31, 2019 and 2018.

12. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan, which was amended at the Annual Shareholders meeting held in May 2013 (the “2010 Incentive Plan”), and which superseded our shareholder-approved 2008 and 2004 Equity Incentive Plans (the “Previously Approved Plans”). Options to purchase a total of 6,003 shares of our common stock granted under the Previously Approved Plans were outstanding at December 31, 2019. As of December 31, 2019,

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

there were options to purchase a total of 753,463 shares of our common stock and 121,122 shares of our unvested restricted stock grants under the 2010 Incentive Plan.
In May 2019, our shareholders approved the adoption of our 2019 Equity Incentive Plan (the “2019 Incentive Plan”), which authorized and set aside a total of 2,000,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. There were 250,000 options to purchase shares of our common stock granted during 2019 under the 2019 Incentive Plan and outstanding at December 31, 2019. Since approval of the 2019 Incentive Plan, no additional awards will be issued under the 2010 Incentive Plan, although awards outstanding under the 2010 Incentive Plan will remain outstanding and will continue to be governed by the terms of the 2010 Incentive Plan and any applicable award agreements. Under the terms of the 2019 Incentive Plan, any forfeited options or unvested restricted stock grants that had been issued under the Previously Approved Plans or the 2010 Incentive Plan will not be available for future equity incentive grants. As of December 31, 2019, there were outstanding options to purchase a total of 250,000 shares of our common stock, 100,000 shares of our unvested restricted stock units, and 3,080 shares of our unvested restricted stock grants under the 2019 Incentive Plan. As of December 31, 2019, there remain 1,492,300 shares available for future grants under the 2019 Incentive Plan.
A stock option entitles the recipient to purchase shares of our common stock at a price per share that may not be less than 100% of the fair market value of the Company’s shares on the date the option is granted. Restricted shares may be granted at such purchase prices and on such other terms, including restrictions and Company repurchase or reacquisition rights, as are fixed by the Compensation Committee at the time rights to purchase such restricted shares are granted. Stock Appreciation Rights ("SARs") entitle the recipient to receive a cash payment in an amount equal to the difference between the fair market value of the Company’s shares on the date of vesting and a “base price” (which, in most cases, will be equal to the fair market value of the Company’s shares on the date the SAR is granted), subject to the right of the Company to make such payment in shares of its common stock at their then fair market value. Stock units may be payable in cash or shares of common stock, or a combination of the two. A stock unit is a bookkeeping entry representing the equivalent of one common share. Options, restricted shares, SARs, and stock units may vest immediately or in installments over various periods generally ranging up to five years, subject to the recipient’s continued employment or service or the achievement of specified performance goals, as determined by the Compensation Committee at the time it grants or awards the options, the restricted shares, the SARs or the stock units. Stock options, SARs and stock units may be granted for terms of up to 10 years after the date of grant, but will terminate sooner upon or shortly after a termination of service occurring prior to the expiration of the term of the option, SAR or stock unit. The Company will become entitled to repurchase any unvested restricted shares, at the same price that was paid for the shares by the recipient, or to cancel those shares in the event of a termination of employment or service of the holder of such shares or if any performance goals specified in the award are not satisfied. To date, the Company has not granted any SARs.
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options, restricted shares, SARs and stock units that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at December 31, 2019 under the 2010 Incentive Plan and the 2019 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company, under the 2010 Incentive Plan and the 2019 Incentive Plan, has also granted restricted stock and stock units for the benefit of its employees and directors. These restricted shares vest over a period ranging from three to five years for employees and one year for directors while the stock units vest over a period of one to five years. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients of stock units have no rights of a stockholder. The recipients do not pay any cash consideration for the shares or stock units.
Stock Options
The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Year Ended December 31,
Assumptions with respect to:	2019	2018	2017
Expected volatility	28%	30%	33%
Risk-free interest rate	1.35%	2.69%	1.98%
Expected dividends	—%	—%	—%
Expected term (years)	5.1	5.8	5.7
Weighted average fair value of options granted during period	$1.99	$2.81	$2.84

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock option activity under the Company’s equity incentive plans during the years ended December 31, 2019, 2018 and 2017, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2019		2018		2017
Outstanding – January 1,	864,330	$6.86	792,577	$6.41	1,066,914	$6.35
Granted	250,000	7.33	154,011	8.20	3,700	8.21
Exercised	(86,229)	6.57	(75,108)	4.95	(205,970)	5.89
Forfeited/Canceled	(18,635)	8.15	(7,150)	6.47	(72,067)	7.06
Outstanding – December 31,	1,009,466	6.98	864,330	6.86	792,577	6.41
Options Exercisable – December 31,	675,144	6.72	588,873	6.49	537,229	6.17
Options Vested – December 31,	675,144	$6.72	588,873	$6.49	537,229	$6.17
Options to purchase 86,229, 75,108, and 205,970 shares of our common stock were exercised during the years ended December 31, 2019, 2018 and 2017, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017, was $62 thousand, $356 thousand and $405 thousand, respectively. The fair values of options vested during the years ended December 31, 2019, 2018 and 2017 were $483 thousand, $360 thousand and $401 thousand, respectively.
The following table provides additional information regarding the vested and unvested options that were outstanding at December 31, 2019.

Options Outstanding as of December 31, 2019					Options Exercisable as of December 31, 2019(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$2.97 – $3.99	18,003	—	$3.48	1.45	18,003	$3.48
$4.00 – $5.99	16,000	—	4.34	1.30	16,000	4.34
$6.00– $6.99	415,937	13,300	6.58	4.28	415,937	6.57
$7.00– $7.99	155,750	250,000	7.23	8.18	155,750	7.08
$8.00-$8.40	69,454	71,022	8.19	8.13	69,454	8.17
	675,144	334,322	$6.98	6.29	675,144	$6.72

(1)	The weighted average remaining contractual life of the options that were exercisable as of December 31, 2019 was 4.84 years.
The aggregate intrinsic values of options that were outstanding and exercisable at December 31, 2019 and 2018 was $952 thousand and $388 thousand, respectively.

A summary of the status of the unvested options outstanding as of December 31, 2019, 2018 and 2017, and changes in the weighted average grant date fair values of the unvested options during the years ended December 31, 2019, 2018 and 2017, are set forth in the following table.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended
	2019		2018		2017
	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at the beginning of the year	275,457	$2.79	255,348	$2.80	461,944	$2.79
Granted	250,000	1.99	154,011	2.81	3,700	2.84
Vested	(173,160)	2.79	(126,752)	2.84	(141,829)	2.83
Forfeited/Canceled	(17,975)	2.81	(7,150)	2.66	(68,467)	2.68
Unvested at the end of the year	334,322	$2.19	275,457	$2.79	255,348	$2.80
At December 31, 2019, the weighted average period over which nonvested awards were expected to be recognized was 3.97 years.
Restricted Stock
We issued 126,976 shares of restricted stock under the 2010 Incentive Plan and 0 shares of restricted stock under the 2019 Incentive Plan during the year ended December 31, 2019, at a price of $8.58 that vest on an annual prorated basis over the next three years. The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the years ended December 31, 2019, 2018 and 2017.

	For the year ended
	2019		2018		2017
	Number of Shares	Average Grant Date Fair Value	Number of Shares	Average Grant Date Fair Value	Number of Shares	Average Grant Date Fair Value
Outstanding at the beginning of the year	115,031	$8.04	103,508	$7.33	151,298	$6.84
Granted	126,976	8.58	82,217	8.33	40,907	8.02
Vested	(94,779)	8.07	(64,204)	7.29	(69,667)	6.80
Forfeited	(23,026)	8.66	(6,490)	7.92	(19,030)	6.82
Outstanding at the end of the year	124,202	$8.44	115,031	$8.04	103,508	$7.33

Stock Units
The following table summarizes the activity related to stock units granted, vested and forfeited under our equity incentive plans during the year ended December 31, 2019 and 2018.

For the twelve months ended December 31,
	2019		2018 (1)
	Number of Shares	Average Grant Date Fair Value Per Share	Number of Shares	Average Grant Date Fair Value Per Share
Outstanding at the beginning of the period	—	$—	—	$—
Granted	100,000	7.33	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at the end of the period	100,000	$7.33	—	$—
___________________
(1)    No stock units were granted during the year ended December 31, 2018.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options, restricted stock, and stock units outstanding at December 31, 2019, will be as follows:

	Estimated Stock Based Compensation Expense
	Stock Options	Restricted Stock	Stock Units	Total
(Dollars in thousands)
For the years ending December 31,
2020	$201	$337	$245	$783
2021	134	241	244	619
2022	115	83	164	362
2023	102	36	—	138
2024 and beyond	67	10	—	77
	$619	$707	$653	$1,979

The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 were $745 thousand, $623 thousand and $796 thousand, respectively, in each case net of taxes.

13. Employee Benefit Plans
The Company has a 401(k) plan that covers substantially all full-time employees. That plan permits voluntary contributions by employees, a portion of which are sometimes matched by the Company. The Company’s expenses relating to its contributions to the 401(k) plan for the years ended December 31, 2019, 2018 and 2017 were $411 thousand, $365 thousand, and $248 thousand, respectively.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the projected benefit obligations under the SERP during 2019, 2018 and 2017, its funded status at December 31, 2019, 2018 and 2017, and the amounts recognized in our consolidated statements of financial condition at each of those dates were as follows:

	At December 31,
(Dollars in thousands)	2019	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of period	$2,169	$2,345	$2,511
Service cost	—	—	—
Interest cost	120	131	141
Actuarial loss/(gain)	—	—	—
(Benefits paid)	(307)	(307)	(307)
Benefit obligation at end of period	$1,982	$2,169	$2,345
Funded status:
Amounts recognized in the Statement of Financial Condition
Unfunded accrued SERP liability—current	$(299)	$(299)	$(299)
Unfunded accrued SERP liability—noncurrent	(1,684)	(1,870)	(2,046)
Total unfunded accrued SERP liability	$(1,983)	$(2,169)	$(2,345)
Net amount recognized in accumulated other comprehensive income
Prior service cost/(benefit)	$—	$—	$—
Net actuarial loss/(gain)	—	—	—
Total net amount recognized in accumulated other comprehensive income	$—	$—	$—
Accumulated benefit obligation	$1,982	$2,169	$2,345
Components of net periodic SERP cost year to date:
Service cost	$—	$—	$—
Interest cost	120	131	141
Amortization of prior service cost/(benefit)	—	—	—
Amortization of net actuarial loss/(gain)	—	—	—
Net periodic SERP cost	$120	$131	$141
As of December 31, 2019, $1.5 million benefits are expected to be paid in the next five years and a total of $946 thousand of benefits are expected to be paid from year 2025 through year 2028. In 2020, $109 thousand is expected to be recognized in net periodic benefit cost.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows how we computed basic and diluted EPS for the year ended December 31, 2019, 2018, and 2017.

(In thousands, except per share data)	For the Year Ended December 31,
	2019	2018	2017
Basic EPS:
Net income	$5,680	$27,339	$10,449
Less dividends on preferred stock	—	—	—
Less dividends on common stock	—	—	—
Less dividends on unvested shares	—	—	—
Net income allocable to common shareholders	$5,680	$27,339	$10,449
Less earnings allocated to participating securities	166	648	49
Earnings allocated to common shareholders	$5,514	$26,691	$10,400
Weighted average common shares outstanding	22,811	22,788	23,072
Basic earnings per common share	$0.24	$1.17	$0.45
Diluted EPS:
Earnings allocated to common shareholders	$5,680	$27,339	$10,449
Weighted average common shares outstanding	22,811	22,788	23,072
Add dilutive effects of restricted stock grants	149	115	109
Add dilutive effects for assumed conversion of Series A preferred stock	539	438	—
Add dilutive effect for stock options	133	186	131
Weighted average diluted common shares outstanding	23,632	23,527	23,312
Diluted earnings per common share	$0.24	$1.16	$0.45

(1)
The basic and diluted earnings per share amounts for the years ended December 31, 2019, 2018 and 2017 are the same under both the Treasury Stock Method and the Two-Class Method as prescribed in FASB ASC 260-10, Earnings Per Share.

The weighted average shares that have an antidilutive effect in the calculation of diluted net income (loss) per share and have been excluded from the computations above were as follows:

	For the Year Ended December 31,
	2019	2018	2017
Stock options(1)	265,093	138,608	200,824

(1)
Stock options were excluded from the computation of diluted earnings per common share for the years ended December 31, 2019, 2018 and 2017 because the options were either “out-of-the-money” or the effect of exercise would have been antidilutive.

15. Shareholders’ Equity
Preferred Stock
At December 31, 2019 we did not have any shares of preferred stock outstanding. Effective as of the close of business on May 15, 2019, the Company filed an amendment to the Articles of Incorporation to authorize a class of Non-Voting Common Stock after obtaining shareholder approval on that same date. As a result, each share of the then outstanding Series A Non-Voting Preferred Stock was automatically converted into one share of Non-Voting Common Stock as of the effective date. The Non-Voting Common Stock has the same relative rights as, and is identical in all respects with, each other share of Common Stock of the Company, except that holders of Non-Voting Common Stock are not entitled to vote on any matter other than where required under California law.
During the year ended December 31, 2018, Carpenter Community BancFund, LP and Carpenter Community BancFund-A, LP ("the Carpenter Funds"), the largest shareholders of PMBC, the holding company of the Bank, sold all of their equity interest in PMBC to certain accredited investors in privately negotiated transactions (the "Carpenter Disposition Transactions"). The Carpenter Disposition Transactions included the sale of 1,467,155 shares of a new series of non-voting preferred stock designated as Series A Non-Voting Preferred Stock (the Series A Non-Voting Preferred Stock) that PMBC issued to the Carpenter Funds in exchange (the Exchange) for 1,467,155 shares of PMBC’s common stock owned by the Carpenter Funds. At the time of and after giving effect to the Exchange, PMBC had 21,917,995 shares of common stock issued and outstanding and 1,467,155 shares of

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series A Non-Voting Preferred Stock issued and outstanding. The shares of Series A Non-Voting Preferred Stock were issued to the Carpenter Funds to facilitate the Carpenter Disposition Transactions with substantially the same rights, preferences and privileges of the common stock, except that the Series A Non-Voting Preferred Stock is not entitled to vote on any matter other than where required under California law and that each share of Series A Non-Voting Preferred Stock has a liquidation preference of $0.0001 per share over the common stock. The shares of common stock and Series A Non-Voting Preferred Stock purchased by investors from the Carpenter Funds in the Carpenter Disposition Transactions were at the time of the transaction restricted securities subject to trading restrictions under the federal securities laws.
The lead investor in the Carpenter Disposition Transactions, Patriot Financial Partners III, L.P., a Delaware limited partnership ("Patriot"), acquired 3,636,363 total common-equivalent shares of PMBC, comprised of 2,169,208 shares of common stock (9.9% of the total voting shares outstanding after giving effect to the Exchange) and 1,467,155 shares of the Series A Non-Voting Preferred Stock. At the time of and after giving effect to the Carpenter Disposition Transactions (including the Exchange), Patriot held a 15.6% equity interest in the PMBC.
Accumulated Other Comprehensive Income, net
Accumulated other comprehensive income, net as of December 31, 2019, 2018 and 2017 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Accumulated Other Comprehensive Income, Net
	(Dollars in thousands)
Beginning balance as of January 1, 2017	$(1,842)	$(1,842)
Other comprehensive income before reclassifications(1)	695	695
Amounts reclassified from accumulated other comprehensive income, net of tax(2)	4	4
Other comprehensive income(1)	699	699
Ending balance as of December 31, 2017	$(1,143)	$(1,143)
Other comprehensive income before reclassifications, net of tax of $142 thousand	(50)	(50)
Amounts reclassified from accumulated other comprehensive loss(3)	49	49
Other comprehensive loss, net of tax of $142 thousand	(1)	(1)
Ending balance as of December 31, 2018	$(1,144)	$(1,144)
Other comprehensive income before reclassifications, net of tax of $62 thousand	577	577
Amounts reclassified from accumulated other comprehensive loss	—	—
Other comprehensive loss, net of tax of $62 thousand	577	577
Ending balance as of December 31, 2019	$(567)	$(567)

(1)	No tax impact as a result of the full valuation allowance recorded against our deferred tax asset at December 31, 2017.

(2)	Relates to the realized loss on our securities available for sale. The realized loss is included within Net loss on sale of securities available for sale.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
16. Commitments and Contingencies
Commitments
To meet the financing needs of our clients in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At December 31, 2019 and 2018, we were committed to fund certain loans including letters of credit amounting to approximately $316 million and $302 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represents the amount of potential accounting loss should the commitment be fully drawn upon, the client were to default, and the value of any existing collateral securing the client’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $350 thousand and $350 thousand at December 31, 2019 and 2018, respectively.
As a result, we use the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments. Commitments generally have fixed expiration dates; however, since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each client’s creditworthiness on a case-by-case basis, using the same credit underwriting standards that are employed in making commercial loans. The amount of collateral obtained, if any, upon an extension of credit is based on our evaluation of the creditworthiness of the client. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties.
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
In December 2016, following an ongoing review related to alleged discriminatory practices within our discontinued mortgage banking business, we received notice that the U.S. Department of Justice (“DOJ”) had authorized a potential enforcement action against the Bank. During the year ended December 31, 2018, we settled this matter with the DOJ for $1.0 million, which we have fully accrued and funded as of December 31, 2019.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on our evaluation of the remaining lawsuits and other proceedings that were pending against us as of December 31, 2019, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our results of operations or cash flows for any particular reporting period.

17. Capital/Operating Plans
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
The actual capital amounts and ratios of the Bank at December 31, 2019 and December 31, 2018 are presented in the following tables:

			Applicable Federal Regulatory Requirement
At December 31, 2019	Actual Capital		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Bank	171,613	13.8%	123,451	At least 8.625	$123,938	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Bank	157,652	12.7%	63,518	At least 5.125	80,560	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Bank	157,652	12.7%	82,109	At least 6.625	$99,151	At least 8.0
Tier 1 Capital to Average Assets:
Bank	157,652	11.0%	57,253	At least 4.0	$71,566	At least 5.0

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Applicable Federal Regulatory Requirement
At December 31, 2018	Actual Capital		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Bank	160,372	13.0%	106,072	At least 8.625	$122,982	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Bank	146,516	11.9%	63,028	At least 5.125	79,938	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Bank	146,516	11.9%	81,475	At least 6.625	$98,385	At least 8.0
Tier 1 Capital to Average Assets:
Bank	146,516	10.8%	54,403	At least 4.0	$68,004	At least 5.0
As the above tables indicate, at December 31, 2019 and 2018, the Bank (on a stand-alone basis) qualified as a “well—capitalized” institution under federally mandated capital standards and federally established prompt corrective action regulations. Since December 31, 2019, there have been no events or circumstances known to us which have changed or which are expected to result in a change in the Bank’s classification as a well-capitalized institution.
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. At December 31, 2019, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution under the capital adequacy guidelines described above.

18. Parent Company Only Information
Condensed Statements of Financial Condition

	December 31,
(Dollars in thousands)	2019	2018
Assets:
Due from banks and interest-bearing deposits with financial institutions	$15,717	$16,699
Investment in subsidiaries	160,302	151,516
Other assets	630	(286)
Total assets	$176,649	$167,929
Liabilities and shareholders’ equity:
Liabilities	$93	$102
Junior subordinated debentures	17,527	17,527
Shareholders’ equity	159,029	150,300
Total liabilities and shareholders’ equity	$176,649	$167,929

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Operations

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Interest income	$6	$4	$3
Interest expense	(893)	(845)	(670)
Other income	27	25	24
Other expenses	(1,608)	(1,302)	(1,045)
Equity in undistributed earnings (loss) of subsidiaries	7,359	29,889	12,195
Income tax (expense) benefit	789	(432)	(58)
Net income (loss)	$5,680	$27,339	$10,449

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$5,680	$27,339	$10,449
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net decrease (increase) in other assets	(65)	9	47
Net decrease in deferred taxes	(851)	331	—
Stock-based compensation expense	1,057	885	796
Undistributed (income) loss of subsidiary	(7,359)	(29,889)	(12,195)
Net increase (decrease) in interest payable	(10)	26	11
Net (decrease) increase in other liabilities	—	(1)	(26)
Net cash used in operating activities	(1,548)	(1,300)	(918)
Cash Flows from Investing Activities:
Net cash provided by investing activities	—	—	—
Cash Flows from Financing Activities:
Common stock options exercised	566	372	1,213
Return of capital from subsidiaries	—	3,711	15,000
Capital contribution to subsidiaries	—	—	(10,000)
Net cash provided by financing activities	566	4,083	6,213
Net increase (decrease) in cash and cash equivalents	(982)	2,783	5,295
Cash and Cash Equivalents, beginning of period	16,699	13,916	8,621
Cash and Cash Equivalents, end of period	$15,717	$16,699	$13,916

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding the net interest income (expense) and noninterest income for our commercial banking and other segments, respectively, for the years ended December 31, 2019, 2018 and 2017.

(Dollars in thousands)	Commercial	Other(1)	Total
Net interest income (expense) for the year ended December 31,
2019	$50,443	$(887)	$49,556
2018	$48,150	$772	$48,922
2017	$42,995	$747	$43,742
Noninterest income for the year ended December 31,
2019	$5,561	$27	$5,588
2018	$4,610	$25	$4,635
2017	$3,948	$426	$4,374
Segment Assets at:
December 31, 2019	$1,414,996	$1,158	$1,416,154
December 31, 2018	$1,349,097	$241	$1,349,338

(1)	Represents net interest income and noninterest income for PMAR and PMBC.

20. Unaudited Quarterly Information
Unaudited quarterly information for each of the three months in the years ended December 31, 2019 and 2018 was as follows:

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands, except per share data)
Total interest income	$16,277	$16,767	$16,466	$16,167
Total interest expense	3,734	4,024	4,247	4,116
Net interest income	12,543	12,743	12,219	12,051
Provision for loan and lease losses	3,750	2,100	—	3,300
Net interest income after provision for loan and lease losses	8,793	10,643	12,219	8,751
Total noninterest income	1,369	1,342	1,386	1,490
Total noninterest expense	9,790	9,697	9,707	8,983
Income before income taxes	372	2,288	3,898	1,258
Income tax (benefit) provision	(68)	658	1,170	376
Net income allocable to common shareholders	$440	$1,630	$2,728	$882
Per share data-basic:
Net income allocable to common shareholders	$0.02	$0.07	$0.12	$0.04
Per share data-diluted:
Net income allocable to common shareholders	$0.02	$0.07	$0.12	$0.04

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(in thousands, except per share data)
Total interest income	$16,395	$15,218	$15,914	$15,015
Total interest expense	3,794	3,529	3,467	2,830
Net interest income	12,601	11,689	12,447	12,185
Provision for loan and lease losses	—	—	—	—
Net interest income after provision for loan and lease losses	12,601	11,689	12,447	12,185
Total noninterest income	1,329	1,115	1,136	1,055
Total noninterest expense	9,135	9,002	9,299	9,533
Income before income taxes	4,795	3,802	4,284	3,707
Income tax (benefit) provision	431	(98)	(11,085)	—
Net income (loss) allocable to common shareholders	$4,364	$3,900	$15,369	$3,707
Per share data-basic:
Net income (loss) allocable to common shareholders	$0.19	$0.17	$0.66	$0.16
Per share data-diluted:
Net income (loss) allocable to common shareholders	$0.19	$0.17	$0.65	$0.16

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2019, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on that assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.
The Company's independent registered public accounting firm, RSM US LLP, has issued an audit report regarding its assessment of the Company's internal control over financial reporting as of December 31, 2019, which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information regarding our Code of Business and Ethical Conduct below, the information required by this Item 10 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement, expected to be filed with the SEC on or before April 29, 2020, for its Annual Meeting of Shareholders.
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

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement, expected to be filed with the SEC on or before April 29, 2020, for its Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference from our definitive proxy statement expected to be filed with the SEC on or before April 29, 2020, for its Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement expected to be filed with the SEC on or before April 29, 2020, for its Annual Meeting of Shareholders.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement expected to be filed with the SEC on or before April 29, 2020, for its Annual Meeting of Shareholders.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

(3)	Exhibits. See Index to Exhibits below for a list and description of (i) exhibits previously filed by the Company with the Commission and (ii) the exhibits being filed with this Report.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Pacific Mercantile Bancorp (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on May 16, 2019.)

3.2	Pacific Mercantile Bancorp Bylaws, amended and restated as of May 16, 2018 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on May 16, 2018.)

4.1	Specimen form of Pacific Mercantile Bancorp Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Commission on June 13, 2000.)

4.2*	Description of Common Stock

10.1
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

10.3+	Form of Officers and Directors Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the Commission on October 3, 2011.)

10.4+	Pacific Mercantile Bancorp 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed with the Commission on March 16, 2005.)

10.5+	Pacific Mercantile Bancorp 2008 Equity Incentive Plan (Incorporated by reference to Appendix A to the 2008 Definitive Proxy Statement on Form DEF-14A filed with the Commission on April 18, 2008.)

10.6+
Pacific Mercantile Bancorp 2010 Equity Incentive Plan, as amended June 5, 2013 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013.)

10.7+	Pacific Mercantile Bancorp 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 16, 2019.)

10.8+
Form of Notice of Grant and Restricted Stock Agreement under the Pacific Mercantile Bancorp 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 16, 2019.)

10.9+
Form of Stock Option Agreement under the Pacific Mercantile Bancorp 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 16, 2019.)

10.10+
Form of Notice of Grant and Stock Unit Agreement under the Pacific Mercantile Bancorp 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Commission on August 2, 2019.)

10.11+
Form of Stock Appreciation Rights Agreement under the Pacific Mercantile Bancorp 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Commission on August 2, 2019.)

10.12+	Pacific Mercantile Bancorp Change in Control Severance Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on January 27, 2014.)

10.13+
Form of Pacific Mercantile Bancorp Change in Control Severance Plan Participation Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on January 27, 2014.)

10.14+
Employment Agreement, dated April 10, 2018, between Pacific Mercantile Bank and Curt A. Christianssen (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on April 11, 2018.)

10.15+
Amended and Restated Employment Agreement, dated January 3, 2019, between Pacific Mercantile Bank and Thomas J. Inserra (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on January 3, 2019.)

10.16+
Employment Agreement, dated July 29, 2019, among Pacific Mercantile Bancorp, Pacific Mercantile Bank, and Brad Dinsmore (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 29, 2019.)

10.17+
Employment Agreement, dated May 27, 2016, between Pacific Mercantile Bank and Maxwell G. Sinclair (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed with the Commission on March 10, 2017).

10.18+
First Amendment to Employment Agreement, dated May 15, 2019, between Pacific Mercantile Bank and Maxwell G. Sinclair (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the Commission on August 2, 2019.)

10.19+
Separation Agreement and General Release, dated October 23, 2019, between Pacific Mercantile Bank and Thomas J. Inserra (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on October 25, 2019.)

10.20+
Separation Agreement and General Release, dated August 29, 2019, among Pacific Mercantile Bancorp, Pacific Mercantile Bank, and Thomas M. Vertin (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on August 29, 2019.)

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

E-1

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

ITEM 16.     FORM 10-K SUMMARY
None.

E-2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2020.

PACIFIC MERCANTILE BANCORP

By:	/S/ BRAD R. DINSMORE
Brad R. Dinsmore
President and Chief Executive Officer
POWER OF ATTORNEY
Each person whose signature appears below hereby appoints Brad R. Dinsmore and Curt Christianssen, and each of them individually, to act severally as his or her attorneys-in-fact and agent, with full power and authority, including the power of substitution and resubstitution, to sign and file on his or her behalf and in each capacity stated below, all amendments and/or supplements to this Annual Report on Form 10-K, which amendments or supplements may make changes and additions to this Report as such attorneys-in-fact, or any of them, may deem necessary or appropriate.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in their respective capacities and on the date or dates indicated below.

/S/ BRAD R. DINSMORE	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2020
Brad R. Dinsmore
/S/ CURT A. CHRISTIANSSEN	Chief Financial Officer (Principal Financial Officer)	March 6, 2020
Curt A. Christianssen
/S/ NANCY GRAY	Chief Accounting Officer (Principal Accounting Officer)	March 6, 2020
Nancy Gray
/s/ EDWARD J. CARPENTER	Chairman of the Board and Director	March 6, 2020
Edward J. Carpenter
/S/ JAMES DEUTSCH	Director	March 6, 2020
James Deutsch
/s/ MANISH DUTTA	Director	March 6, 2020
Manish Dutta
/s/ SHANNON F. EUSEY	Director	March 6, 2020
Shannon F. Eusey
/s/ MICHAEL P. HOOPIS	Director	March 6, 2020
Michael P. Hoopis
/s/ DENIS KALSCHEUR	Director	March 6, 2020
Denis Kalscheur
/s/ MICHELE S. MIYAKAWA	Director	March 6, 2020
Michele S. Miyakawa
/s/ DAVID J. MUNIO	Director	March 6, 2020
David J. Munio
/s/ STEPHEN P. YOST	Director	March 6, 2020
Stephen P. Yost

S-1