Form 10-Q
period 2020-03-31
PACIFIC MERCANTILE BANCORP
filed 2020-05-04
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐    No  ☒
As of May 1, 2020, there were 22,134,368 shares of Common Stock and 1,467,155 shares of Non-Voting Common Stock outstanding.

PACIFIC MERCANTILE BANCORP
QUARTERLY REPORT ON FORM 10Q
FOR THE QUARTER ENDED MARCH 31, 2020

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$16,010	$17,409
Interest bearing deposits with financial institutions	375,992	202,729
Cash and cash equivalents	392,002	220,138
Interest-bearing time deposits with financial institutions	2,345	2,420
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	7,910	7,910
Securities available for sale, at fair value	27,712	28,344
Loans (net of allowances of $17,520 and $13,611, respectively)	1,130,305	1,117,511
Other real estate owned	—	—
Accrued interest receivable	4,083	4,095
Premises and equipment, net	1,137	1,117
Net deferred tax assets	9,017	8,434
Other assets	25,627	26,185
Total assets	$1,600,138	$1,416,154
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$494,442	$397,000
Interest-bearing	801,846	802,570
Total deposits	1,296,288	1,199,570
Borrowings	120,000	30,000
Accrued interest payable	368	398
Other liabilities	18,457	19,611
Junior subordinated debentures	17,527	17,527
Total liabilities	1,452,640	1,267,106
Commitments and contingencies (Note 11 and Note 14)
Shareholders’ equity:
Common stock, no par value, 85,000,000 shares of voting common stock and 2,000,000 shares of non-voting common stock authorized; 22,136,484 and 22,106,374 voting shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively; 1,467,155 non-voting shares issued and outstanding at March 31, 2020 and December 31, 2019	153,834	153,570
Accumulated deficit	(6,316)	(3,955)
Accumulated other comprehensive loss	(20)	(567)
Total shareholders’ equity	147,498	149,048
Total liabilities and shareholders’ equity	$1,600,138	$1,416,154
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Interest income:
Loans, including fees	$13,787	$14,520
Securities available for sale and stock	261	292
Interest-bearing deposits with financial institutions	721	1,355
Total interest income	14,769	16,167
Interest expense:
Deposits	2,965	3,624
Borrowings	331	492
Total interest expense	3,296	4,116
Net interest income	11,473	12,051
Provision for loan and lease losses	6,200	3,300
Net interest income after provision for loan and lease losses	5,273	8,751
Noninterest income
Service fees on deposits and other banking services	522	398
Net gain on sale of Small Business Administration loans	—	300
Net gain (loss) on sale of other assets	6	(25)
Other noninterest income	567	817
Total noninterest income	1,095	1,490
Noninterest expense
Salaries and employee benefits	6,069	5,441
Occupancy	671	627
Equipment and depreciation	452	461
Data processing	645	518
FDIC expense	193	164
Other real estate owned expense, net	—	68
Professional fees	861	796
Business development	172	196
Loan related expense	125	186
Insurance	63	61
Other operating expense	469	465
Total noninterest expense	9,720	8,983
Income (loss) before income taxes	(3,352)	1,258
Income tax provision (benefit)	(991)	376
Net income (loss) allocable to common shareholders	$(2,361)	$882
Basic income (loss) per common share:
Net income (loss) allocable to common shareholders	$(0.10)	$0.04
Diluted income (loss) per common share:
Net income (loss) allocable to common shareholders	$(0.10)	$0.04
Weighted average number of common shares outstanding:
Basic	23,475,042	21,824,363
Diluted	23,475,042	23,546,751

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(2,361)	$882
Other comprehensive income, net of tax:
Change in unrealized holding gain on securities available for sale	547	367
Total comprehensive income (loss)	$(1,814)	$1,249
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
(Unaudited)
For the Three Months Ended March 31, 2020 and 2019

	Common stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount
Balance at December 31, 2019	23,574	$153,570	$(3,955)	$(567)	$149,048
Issuance of restricted stock, net	19	—	—	—	—
Common stock based compensation expense	—	214	—	—	214
Common stock options exercised	11	50	—	—	50
Net income (loss)	—	—	(2,361)	—	(2,361)
Other comprehensive income	—	—	—	547	547
Balance at March 31, 2020	23,604	$153,834	$(6,316)	$(20)	$147,498

	Series A Non-Voting Preferred stock		Common stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2018	1,467	$8,480	21,916	$143,466	$(9,428)	$(1,144)	$141,374
Implementation of ASU 2016-02	—	—	—	—	(207)	—	(207)
Issuance of restricted stock, net	—	—	102	—	—	—	—
Common stock based compensation expense	—	—	—	200	—	—	200
Common stock options exercised	—	—	—	—	—	—	—
Net income	—	—	—	—	882	—	882
Other comprehensive income	—	—	—	—	—	367	367
Balance at March 31, 2019	1,467	$8,480	22,018	$143,666	$(8,753)	$(777)	$142,616

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(2,361)	$882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101	108
Provision for loan and lease losses	6,200	3,300
Amortization of premium on securities	33	38
Net amortization of deferred fees and unearned income on loans	(186)	124
Net loss (gain) on sales of other real estate owned	—	66
Net loss on sale of other assets	—	25
Net gain on sale of Small Business Administration loans	—	(300)
Small Business Administration loan originations	—	(4,751)
Proceeds from sale of Small Business Administration loans	—	5,077
Stock-based compensation expense	214	200
Changes in operating assets and liabilities:
Net increase (decrease) in accrued interest receivable	12	(50)
Net decrease in other assets	42	8,015
Net increase in deferred taxes	(812)	—
Net decrease in income taxes receivable	195	177
Net increase (decrease) in accrued interest payable	(30)	160
Net decrease in other liabilities	(1,154)	(8,273)
Net cash provided by operating activities	2,254	4,798
Cash Flows From Investing Activities:
Net decrease in interest-bearing time deposits with financial institutions	75	—
Maturities of and principal payments received on securities available for sale and other stock	1,375	2,293
Purchase of other investments	—	(594)
Proceeds from sale of other real estate owned	—	1,107
Net (increase) decrease in loans	(18,493)	16,739
Purchases of premises and equipment	(121)	(68)
Proceeds from sale of other assets	6	29
Net cash provided by (used in) investing activities	(17,158)	19,506
Cash Flows From Financing Activities:
Net increase in deposits	96,718	45,348
Proceeds from borrowings	110,000	20,000
Payments of borrowings	(20,000)	(20,000)
Proceeds from exercise of common stock options	50	—
Net cash used in financing activities	186,768	45,348
Net increase in cash and cash equivalents	171,864	69,652
Cash and Cash Equivalents, beginning of period	220,138	187,718
Cash and Cash Equivalents, end of period	$392,002	$257,370
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$3,326	$3,956
Cash paid for income taxes	$17	$—
Non-Cash Investing Activities:
Transfer of loans into other assets	$315	$58
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$10,618
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
PMBC and the Bank are sometimes referred to, together, on a consolidated basis, in this report as the “Company” or as “we”, “us” or “our”.

2. Significant Accounting Policies
Except as discussed below, our accounting policies are described in Note 2, Significant Accounting Policies of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”).
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
Principles of Consolidation
Our consolidated financial statements for the three months ended March 31, 2020 and 2019 include the accounts of PMBC and the Bank. All significant intercompany balances and transactions were eliminated in consolidation.
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the measurement of all expected credit losses for financial assets held at the reporting date, based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions will now use forward-looking information to better inform their credit loss estimates. Additionally, the ASU amends the accounting guidance for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. On November 15, 2019, the FASB issued ASU 2019-10, "Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates" which finalizes various effective date delays for private companies, not-for-profit organizations, and smaller reporting companies applying the credit losses (CECL), leases, and hedging standards. The effective date for smaller reporting companies has been delayed from the interim and annual periods beginning after December 15, 2020 to the interim and annual periods beginning after December 15, 2022. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. We plan to adopt this guidance on January 1, 2023 and expect that it will have a material impact on the determination of our ALLL. We are unable to estimate the expected impact to the ALLL upon adoption due to various factors, primarily the fine tuning of our qualitative assumptions used within our preliminary model, uncertainty regarding economic conditions and the size and mix of our loan portfolio at the time of adoption, which could impact our historical loss factors. We are currently working with our existing ALLL software provider on further developing the model to perform the ALLL calculations upon adoption and we believe that we currently have in place the internal team capable of handling this implementation.
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes," which eliminates certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance is effective for public business entities for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. Entities that elect to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, entities that elect early adoption must adopt all the amendments in the same period. We are currently evaluating this guidance to determine the date of adoption and the impact on the Company.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (LIBOR) to an alternative reference rate such as Secured Overnight Financing Rate (SOFR). The guidance was effective upon issuance and generally can be applied through December 31, 2022. We are currently evaluating this guidance to determine the date of adoption and the impact on the Company.

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
FHLB and FRBSF Stock. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF. During the three months ended March 31, 2020, we purchased no FHLB or FRBSF stock. No shares of FHLB stock or FRBSF stock were called during the three months ended March 31, 2020. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.
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
Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019:

	At March 31, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Debt securities available for sale
Commercial mortgage backed securities issued by U.S. Agencies	$9,343	$—	$9,343	$—
Residential mortgage backed securities issued by U.S. agencies	18,369	—	18,369	—
Total debt securities available for sale at fair value	$27,712	$—	$27,712	$—

	At December 31, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Debt securities available for sale
Commercial mortgage backed securities issued by U.S. Agencies	$9,229	$—	$9,229	$—
Residential mortgage backed securities issued by U.S. agencies	19,115	—	19,115	—
Total debt securities available for sale	$28,344	$—	$28,344	$—
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

	At March 31, 2020				At December 31, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Impaired loans	$20,021	$—	$—	$20,021	$15,682	$—	$—	$15,682
Other foreclosed assets	392	—	392	—	164	—	164	—
Total	$20,413	$—	$392	$20,021	$15,846	$—	$164	$15,682

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of March 31, 2020, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of March 31, 2020	Valuation Techniques(2)	Unobservable Inputs(2)	Range	Weighted Average
	(Dollars in thousands)
Assets
Impaired loans	$20,021	Third-Party Pricing	Discounted cash flow	N/A (1)	N/A (1)

(1)
As part of our process, we obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.

(2)	As of March 31, 2020, there has been no change to our valuation techniques or the types of unobservable inputs used in the calculation of fair value from December 31, 2019.

Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of March 31, 2020 and December 31, 2019, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At March 31, 2020					At December 31, 2019
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$392,002	$392,002	$392,002	$—	$—	$220,138	$220,138	220,138	—	—
Interest-bearing deposits with financial institutions	2,345	2,345	2,345	—	—	2,420	2,420	2,420	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	7,910	7,910	7,910	—	—	7,910	7,910	7,910	—	—
Loans, net	1,130,305	1,135,393	—	—	1,135,393	1,117,511	1,120,096	—	—	1,120,096
Accrued interest receivable	4,083	4,083	4,083	—	—	4,095	4,095	4,095	—	—
Financial liabilities:
Noninterest bearing deposits	494,442	494,442	494,442	—	—	397,000	397,000	397,000	—	—
Interest-bearing deposits	801,846	804,437	—	804,437	—	802,570	803,549	—	803,549	—
Borrowings	120,000	119,709	—	119,709	—	30,000	29,974	—	29,974	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	368	368	368	—	—	398	398	398	—	—

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at March 31, 2020 and December 31, 2019:

(Dollars in thousands)	March 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
Commercial mortgage backed securities issued by U.S. Agencies(1)	$9,026	$331	$(14)	$9,343	$9,147	$128	$(46)	$9,229
Residential mortgage backed securities issued by U.S. Agencies(2)	18,093	278	(2)	18,369	19,380	12	(277)	19,115
Total	$27,119	$609	$(16)	$27,712	$28,527	$140	$(323)	$28,344

(1)	Secured by first liens on commercial apartment building mortgages.

(2)	Secured by closed-end first liens on 1-4 family residential mortgages.

At March 31, 2020 and December 31, 2019, U.S. agency residential mortgage backed securities with an aggregate fair market value of $8.8 million and $9.2 million, respectively, were pledged to secure repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at March 31, 2020 and December 31, 2019 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At March 31, 2020 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$5,625	$13,340	$8,154	$—	$27,119
Securities available for sale, estimated fair value	5,707	13,618	8,387	—	27,712
Weighted average yield	1.54%	1.60%	2.08%	—%	1.73%

	At December 31, 2019 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$5,286	$13,032	$6,842	$3,367	$28,527
Securities available for sale, estimated fair value	5,230	12,887	6,849	3,378	28,344
Weighted average yield	1.58%	1.66%	2.22%	2.53%	1.88%
We purchased no securities available for sale during the three months ended March 31, 2020 or during the three months ended March 31, 2019. We had no sales of securities available for sale during the three months ended March 31, 2019 or the three months ended March 31, 2020.
The tables below indicate, as of March 31, 2020 and December 31, 2019, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at March 31, 2020
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial mortgage backed securities issued by U.S. Agencies	$726	$(14)	$—	$—	$726	$(14)
Residential mortgage backed securities issued by U.S. Agencies	—	—	167	(2)	167	(2)
Total	$726	$(14)	$167	$(2)	$893	$(16)

	Securities with Unrealized Loss at December 31, 2019
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial mortgage backed securities issued by U.S. Agencies	4,472	(46)	—	—	4,472	(46)
Residential mortgage backed securities issued by U.S. Agencies	76	(1)	15,965	(276)	16,041	(277)
Total	$4,548	$(47)	$15,965	$(276)	$20,513	$(323)
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
Through the impairment assessment process, we determined that there were no available-for-sale debt securities that were other-than-temporarily impaired at March 31, 2020. We recorded no impairment credit losses on available-for-sale debt securities in our consolidated statements of operations for the three months ended March 31, 2020 and 2019.
We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of March 31, 2020 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).
Equity Investments Without Readily Determinable Fair Value
As of March 31, 2020, we had three investments in private companies and limited partnerships without a readily determinable fair value. As of March 31, 2020, we owned less than 3% of the total investment in each such company or partnership. Under ASU 2016-01, we elected to measure these equity investments using the measurement alternative, which requires that these investments are measured at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. During the three months ended March 31, 2020, these investments were not impaired and there were no observable price changes. As a result, the balance shown below as of March 31, 2020 represents the cost of the investments and is included within other assets on the consolidated statements of financial condition. During the three months ended March 31, 2020, we had zero capital contributions to these investments. We had $594 thousand of capital contributions to these investments during the three months ended March 31, 2019. As of March 31, 2020 and December 31, 2019, our equity investments without readily determinable fair value were as follows:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Equity investments without readily determinable fair value	$2,117	$2,117

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$454,493	39.8%	$409,420	36.2%
Commercial real estate loans – owner occupied	200,917	17.6%	219,483	19.5%
Commercial real estate loans – all other	205,116	17.9%	208,283	18.5%
Residential mortgage loans – multi-family	172,703	15.1%	176,523	15.7%
Residential mortgage loans – single family	16,863	1.5%	18,782	1.7%
Construction and land development loans	5,457	0.5%	2,981	0.3%
Consumer loans	87,608	7.6%	90,867	8.1%
Gross loans	1,143,157	100.0%	1,126,339	100.0%
Deferred fee (income) costs, net	4,668		4,783
Allowance for loan and lease losses	(17,520)		(13,611)
Loans, net	$1,130,305		$1,117,511
At March 31, 2020 and December 31, 2019, real estate loans of approximately $443 million and $278 million, respectively, were pledged to secure borrowings obtained from the FHLB and to support our unfunded borrowing capacity. At March 31, 2020 and December 31, 2019, commercial and consumer loans of $193 million and $210 million, respectively, were pledged to secure borrowings from the FRB to support our unfunded borrowing capacity. No loans were sold during the three months ended March 31, 2020. During the three months ended March 31, 2019, $5.1 million of Small Business Administration ("SBA") loans were sold for a gain of $300 thousand. During the three months ended March 31, 2020 and March 31, 2019, we purchased no loans.
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

Set forth below is a summary of the activity in the ALLL, by portfolio type, during the three months ended March 31, 2020 and 2019:

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL in the three months ended March 31, 2020:
Balance at beginning of period	$8,883	$2,897	$34	$1,797	$—	$13,611
Charge offs	(2,250)	—	—	(64)	—	(2,314)
Recoveries	19	—	—	4	—	23
Provision	4,566	1,471	21	142	—	6,200
Balance at end of period	$11,218	$4,368	$55	$1,879	$—	$17,520
ALLL in the three months ended March 31, 2019:
Balance at beginning of period	$8,071	$3,643	$426	$1,290	$76	$13,506
Charge offs	(5,669)	—	—	(29)	—	(5,698)
Recoveries	401	—	—	5	—	406
Provision	4,092	(934)	(131)	220	53	3,300
Balance at end of period	$6,895	$2,709	$295	$1,486	$129	$11,514
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of March 31, 2020 and December 31, 2019.

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL balance at March 31, 2020 related to:
Loans individually evaluated for impairment	$560	$—	$—	$—	$—	$560
Loans collectively evaluated for impairment	10,658	4,368	55	1,879	—	16,960
Total	$11,218	$4,368	$55	$1,879	$—	$17,520
Loans balance at March 31, 2020 related to:
Loans individually evaluated for impairment	$12,597	$6,004	$—	$—	$—	$18,601
Loans collectively evaluated for impairment	441,896	572,732	5,457	104,471	—	1,124,556
Total	$454,493	$578,736	$5,457	$104,471	$—	$1,143,157
ALLL balance at December 31, 2019 related to:
Loans individually evaluated for impairment	$561	$—	$—	$—	$—	$561
Loans collectively evaluated for impairment	8,322	2,897	34	1,797	—	13,050
Total	$8,883	$2,897	$34	$1,797	$—	$13,611
Loans balance at December 31, 2019 related to:
Loans individually evaluated for impairment	$9,056	$6,507	$—	$—	$—	$15,563
Loans collectively evaluated for impairment	400,364	597,782	2,981	109,649	—	1,110,776
Total	$409,420	$604,289	$2,981	$109,649	$—	$1,126,339

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factor into our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at March 31, 2020 and December 31, 2019:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At March 31, 2020
Commercial loans	$17,975	$2,928	$3,671	$24,574	$429,919	$454,493	$—
Commercial real estate loans – owner-occupied	955	—	—	955	199,962	200,917	—
Commercial real estate loans – all other	—	—	—	—	205,116	205,116	—
Residential mortgage loans – multi-family	—	—	—	—	172,703	172,703	—
Residential mortgage loans – single family	—	—	—	—	16,863	16,863	—
Construction and land development loans	—	—	—	—	5,457	5,457	—
Consumer loans	518	61	94	673	86,935	87,608	—
Total	$19,448	$2,989	$3,765	$26,202	$1,116,955	$1,143,157	$—
At December 31, 2019
Commercial loans	$354	$1,361	$533	$2,248	$407,172	$409,420	$—
Commercial real estate loans – owner-occupied	749	—	—	749	218,734	219,483	—
Commercial real estate loans – all other	—	—	—	—	208,283	208,283	—
Residential mortgage loans – multi-family	—	—	—	—	176,523	176,523	—
Residential mortgage loans – single family	—	—	—	—	18,782	18,782	—
Construction and land development loans	—	—	—	—	2,981	2,981	—
Consumer loans	312	3	—	315	90,552	90,867	—
Total	$1,415	$1,364	$533	$3,312	$1,123,027	$1,126,339	$—
Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at March 31, 2020. There were no loans 90 days or more past due and still accruing interest at December 31, 2019. In certain instances, when a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received (referred to as full nonaccrual basis of accounting), except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income (referred to as nonaccrual cash basis of accounting). Nonaccrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.
The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$13,465	$9,101
Commercial real estate loans – owner occupied	6,370	6,507
Consumer	186	74
Total(1)	$20,021	$15,682

(1)    Nonaccrual loans may include loans that are currently considered performing loans.

 We classify our loan portfolio using internal asset quality ratings. The following table provides a summary of loans by portfolio type and our internal asset quality ratings as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Pass:
Commercial loans	$377,555	$357,079
Commercial real estate loans – owner occupied	190,224	206,589
Commercial real estate loans – all other	205,116	208,283
Residential mortgage loans – multi family	172,703	176,523
Residential mortgage loans – single family	16,863	18,782
Construction and land development loans	5,457	2,981
Consumer loans	87,059	90,793
Total pass loans	$1,054,977	$1,061,030
Special Mention:
Commercial loans	$39,423	$21,894
Commercial real estate loans – owner occupied	4,324	6,387
Total special mention loans	$43,747	$28,281
Substandard:
Commercial loans	$37,515	$30,447
Commercial real estate loans – owner occupied	6,369	6,507
Consumer loans	549	74
Total substandard loans	$44,433	$37,028
Total Loans:	$1,143,157	$1,126,339
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
The following table sets forth information regarding impaired loans, at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Impaired loans:
Nonaccruing loans	$20,021	$15,682
Nonaccruing restructured loans(1)	—	—
Accruing restructured loans(1)(2)	—	—
Total impaired loans	$20,021	$15,682
Impaired loans less than 90 days delinquent and included in total impaired loans	$16,255	$15,149

(1)	As of March 31, 2020 and December 31, 2019, we had no restructured loans.

(2)	See “Troubled Debt Restructurings” below for a description of accruing restructured loans at March 31, 2020 and December 31, 2019.

The table below contains additional information with respect to impaired loans, by portfolio type, as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$12,360	$17,955	$—	$7,996	$12,090	$—
Commercial real estate loans – owner occupied	6,370	6,767	—	6,507	6,784	—
Consumer loans	186	221	—	74	101	—
Total	18,916	24,943	—	14,577	18,975	—
With allowance recorded:
Total	1,105	1,122	560	1,105	1,122	561
Total
Commercial loans	$13,465	$19,077	$560	$9,101	$13,212	$561
Commercial real estate loans – owner occupied	6,370	6,767	—	6,507	6,784	—
Consumer loans	186	221	—	74	101	—
Total	20,021	26,065	560	15,682	20,097	561

(1)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At March 31, 2020 and December 31, 2019, there were $18.9 million and $14.6 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at March 31, 2020 for which no specific reserves were allocated, $12.9 million had been deemed impaired in the prior year.
Average balances and interest income recognized on impaired loans, by portfolio type, for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020		2019
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$10,178	$—	$1,914	$—
Commercial real estate loans – owner occupied	6,438	—	819	—
Commercial real estate loans – all other	—	—	—	—
Residential mortgage loans – single family	—	—	—	—
Consumer loans	130	—	41	—
Total	16,746	—	2,774	—
With allowance recorded:
Commercial loans	1,105	—	—	—
Total	1,105	—	—	—
Total
Commercial loans	11,283	—	1,914	—
Commercial real estate loans – owner occupied	6,438	—	819	—
Commercial real estate loans – all other	—	—	—	—
Residential mortgage loans – single family	—	—	—	—
Consumer loans	130	—	41	—
Total	$17,851	$—	$2,774	$—
The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $574 thousand and $28 thousand during the three months ended March 31, 2020 and 2019, respectively.

Troubled Debt Restructurings (“TDRs”)
Pursuant to the FASB's ASU No. 2011-2, A Creditor’s Determination of whether a Restructuring is a Troubled Debt Restructuring, the Bank's TDRs totaled $0 at both March 31, 2020 and December 31, 2019. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the form of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower’s cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower’s loan will be reinstated. TDRs do not include short term loan modifications made on a good faith basis in response to COVID-19.
There were no loans restructured as TDRs during the three months ended March 31, 2020 or 2019.

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
During the three months ended March 31, 2020 and 2019, we recognized rent expense associated with our leases as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Lease cost	(Dollars in thousands)
Finance lease cost:
Operating lease cost	$609	$556
Short-term lease cost(1)	35	40
Total lease cost	$644	$596

Weighted-average remaining lease term—operating leases (in years)	5.12	5.76

(1)    Includes leases that are less than 12 months and equipment leases that are accounted for on a cash basis.
Because we generally do not have access to the rate implicit in the lease, we utilize our borrowing rate with the FHLB as the discount rate.  The weighted average discount rate associated with operating leases as of March 31, 2020 and 2019 is 2.31% and 1.68%, respectively.
Supplemental balance sheet information related to leases was as follows:

	Financial Statement Classification	March 31, 2020	December 31, 2019
		(Dollars in thousands)
Operating right-of-use assets	Other assets	$11,623	$12,159
Operating lease liabilities	Other liabilities	$12,532	$13,020
During the three months ended March 31, 2020 and 2019, we had the following cash and non-cash activities associated with our leases:

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases (fixed payments)	$572	$559

Non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$10,618

Maturities of operating lease liabilities as of March 31, 2020 are as follows:

(Dollars in thousands)
For the years ending December 31,
Remainder of 2020	1,802
2021	2,490
2022	2,575
2023	2,662
2024	2,750
2025 and beyond	1,020
Total	13,299
Less: Imputed interest	(767)
Total Lease liabilities	12,532

7. Income Taxes
The CARES Act, passed by Congress during the first quarter of 2020 in response to the outbreak of COVID-19, provides for assistance in the form of income tax related relief measures, including temporary changes to income tax laws such as the ability to carryback NOLs for a period of five years, which does not apply to our Company. Management performed an evaluation of the tax relief measures available, and determined there was no significant impact to our Company, and therefore, no tax relief provisions were applied.
    For the three months ended March 31, 2020, we had an income tax benefit of $991 thousand as a result of our operating loss. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and based on its evaluation, management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at March 31, 2020. Significant positive evidence included our three-year cumulative income position, the expectation that we will have positive earnings for the year based on positive income in eleven of the last twelve trailing quarters, and forecasted net income for the year. Negative evidence included our accumulated deficit, net loss for the quarter, and deterioration in asset quality.
For the three months ended March 31, 2019, we had an income tax expense of $376 thousand as a result of our operating income. During the three months ended March 31, 2019, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset. Based on this evaluation, management believed that the Company would be able to realize the deferred tax asset within the period that our operating losses may be carried forward. Significant positive evidence included our three-year cumulative income position, continued improvement in asset quality, and the expectation that we will continue to have positive earnings based on ten trailing quarters of positive income and our forecast. Negative evidence at March 31, 2019 included our accumulated deficit.
We file income tax returns with the U.S. federal government and the State of California. As of March 31, 2020, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2016 to 2019 (when filed) tax years and the Franchise Tax Board for California state income tax returns for the 2015 to 2019 (when filed) tax years. Net operating losses on our U.S. federal and California state income tax returns may be carried forward up to 20 years. As of March 31, 2020, we do not have any unrecognized tax benefits.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three months ended March 31, 2020 and 2019.

8. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan, which was amended at the Annual Shareholders meeting held in May 2013 (the “2010 Incentive Plan”), and which superseded our shareholder-approved 2008 and 2004 Equity Incentive Plans (the “Previously Approved Plans”). As of March 31, 2020, there were no options to purchase shares of our common stock granted under the Previously Approved Plans. As of March 31, 2020, there were options to purchase a total of 388,660 shares of our common stock and 66,725 shares of our unvested restricted stock grants under the 2010 Incentive Plan.
In May 2019, our shareholders approved the adoption of our 2019 Equity Incentive Plan (the “2019 Incentive Plan”), which authorized and set aside a total of 2,000,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. There were 250,000 options to purchase shares of our common stock granted during 2019 under the 2019 Incentive Plan and outstanding at March 31, 2020. Since approval of the 2019 Incentive Plan, no additional awards will be issued under the 2010 Incentive Plan, although awards outstanding under the 2010 Incentive Plan will remain outstanding and will continue to be governed by the terms of the 2010 Incentive Plan and any applicable award agreements. Under the terms of the 2019 Incentive Plan, any forfeited options or unvested restricted stock grants that had been issued under the Previously Approved Plans or the 2010 Incentive Plan will not be available for future equity incentive grants. Each restricted stock option or restricted stock unit issued under the terms of the 2019 Incentive Plan will be counted against the share limit as 2.5 shares, while each stock option or SAR issued will be counted as one share against the share limit. As of March 31, 2020, there were outstanding options to purchase a total of 250,000 shares of our common stock, 100,000 shares of our unvested restricted stock units, and 36,970 shares of our unvested restricted stock grants under the 2019 Incentive Plan. As of March 31, 2020, there remain 1,407,575 shares available for future grants under the 2019 Incentive Plan.
A stock option entitles the recipient to purchase shares of our common stock at a price per share that may not be less than 100% of the fair market value of the Company’s shares on the date the option is granted. Restricted shares may be granted at such purchase prices and on such other terms, including restrictions and Company repurchase or reacquisition rights, as are fixed by the Compensation Committee at the time rights to purchase such restricted shares are granted. Stock Appreciation Rights (“SARs”) entitle the recipient to receive a cash payment in an amount equal to the difference between the fair market value of the Company’s shares on the date of vesting and a “base price” (which, in most cases, will be equal to the fair market value of the Company’s shares on the date the SAR is granted), subject to the right of the Company to make such payment in shares of its common stock at their then fair market value. Stock units may be payable in cash or shares of common stock, or a combination of the two. A stock unit is a bookkeeping entry representing the equivalent of one common share. Options, restricted shares, SARs and stock units may vest immediately or in installments over various periods generally ranging up to five years, subject to the recipient’s continued employment or service or the achievement of specified performance goals, as determined by the Compensation Committee at the time it grants or awards the options, the restricted shares, the SARs or the stock units. Stock options, SARs and stock units may be granted for terms of up to 10 years after the date of grant, but will terminate sooner upon or shortly after a termination of service occurring prior to the expiration of the term of the option, SAR or stock unit. The Company will become entitled to repurchase any unvested restricted shares, at the same price that was paid for the shares by the recipient, or to cancel those shares in the event of a termination of employment or service of the holder of such shares or if any performance goals specified in the award are not satisfied. To date, the Company has not granted any SARs.
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options, restricted shares, SARs and stock units that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at March 31, 2020 under the 2010 Incentive Plan and the 2019 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company, under the 2010 Incentive Plan and the 2019 Incentive Plan, has also granted restricted stock and stock units for the benefit of its employees and directors. These restricted shares vest over a period ranging from three to five years for employees and one year for directors while the stock units vest over a period of one to five years. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients of stock units have no rights of a stockholder. The recipients do not pay any cash consideration for the shares or stock units.
Stock Options
There were no stock options granted during the three months ended March 31, 2020 or 2019. The following table summarizes the stock option activity under the Company’s equity incentive plans during the three months ended March 31, 2020 and 2019, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2020		2019
Outstanding – January 1,	1,009,466	$6.98	864,330	$6.86
Granted	—	—	—	—
Exercised	(10,728)	4.66	—	—
Forfeited/Canceled	(360,078)	6.92	(3,162)	8.49
Outstanding – March 31,	638,660	7.05	861,168	6.85
Options Exercisable – March 31,	344,581	$6.74	708,643	$6.64
Options Vested – March 31,	344,581	$6.74	708,643	$6.64
Options to purchase 10,728 and 0 shares of our common stock were exercised during the three months ended March 31, 2020 and 2019, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2020 and 2019 was $29 thousand and zero, respectively. The fair value of options that vested during the three months ended March 31, 2020 and 2019 was $83 thousand and $337 thousand, respectively.
The following table provides additional information regarding the vested and unvested options that were outstanding at March 31, 2020.

Options Outstanding as of March 31, 2020					Options Exercisable as of March 31, 2020(1)
Exercise Price	Vested	Unvested	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price Per Share
$2.97 – $3.99	12,000	—	$3.74	1.82	12,000	$3.74
$4.00 – $5.99	16,000	—	4.34	1.05	16,000	4.34
$6.00– $6.99	211,159	13,300	6.62	4.91	211,159	6.60
$7.00– $7.99	45,407	250,000	7.29	8.77	45,407	7.08
$8.00-$8.40	60,015	30,779	8.21	7.88	60,015	8.19
	344,581	294,079	$7.05	6.96	344,581	$6.74

(1)	The weighted average remaining contractual life of the options that were exercisable as of March 31, 2020 was 5.12 years.
The aggregate intrinsic value of options that were outstanding and exercisable at March 31, 2020 and December 31, 2019 was $18 thousand and $952 thousand, respectively.

A summary of the status of the unvested options outstanding as of March 31, 2020 and 2019, and changes in the weighted average grant date fair values of the unvested options during the three months ended March 31, 2020 and 2019, are set forth in the following table.

	For the three months ended March 31,
	2020		2019
	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value Per Share	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value Per Share
Unvested at the beginning of the period	334,322	$2.19	275,457	$2.79
Granted	—	—	—	—
Vested	(29,409)	2.81	(119,770)	2.82
Forfeited/Canceled	(10,834)	2.82	(3,162)	2.89
Unvested at the end of the period	294,079	2.11	152,525	2.77
At March 31, 2020, the weighted average period over which nonvested awards were expected to be recognized was 3.91 years.

Restricted Stock
The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the three months ended March 31, 2020 and 2019.

	For the three months ended March 31,
	2020		2019
	Number of Shares	Average Grant Date Fair Value Per Share	Number of Shares	Average Grant Date Fair Value Per Share
Outstanding at the beginning of the period	124,202	$8.44	115,031	$8.04
Granted	37,739	6.99	105,896	8.71
Vested	(39,889)	8.59	(49,120)	7.80
Forfeited	(18,357)	8.25	(4,333)	9.28
Outstanding at the end of the period	103,695	$7.90	167,474	$8.50

Stock Units
There was no activity related to stock units granted, vested and forfeited under our equity incentive plans during the three months ended March 31, 2020 and 2019.

Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options, restricted stock, and stock units outstanding at March 31, 2020, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Stock Units	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
Remainder of 2020	$134,733	$328,667	$183,919	$647,319
2021	127,207	236,922	244,110	608,239
2022	111,900	96,863	163,855	372,618
2023	101,216	39,558	—	140,774
2024 and beyond	66,993	10,494	—	77,487
	$542,049	$712,504	$591,884	$1,846,437
The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2020 and 2019 were $151 thousand and $141 thousand, respectively, in each case net of taxes.

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

The following table shows how we computed basic and diluted EPS for the three months ended March 31, 2020 and 2019.

(In thousands, except per share data)	For the Three Months Ended March 31,
	2020	2019
Basic EPS:
Net income (loss)	$(2,361)	$882
Net income allocable to common shareholders	$(2,361)	$882
Less earnings allocated to participating securities	—	60
Earnings allocated to common shareholders	$(2,361)	$822
Weighted average common shares outstanding	23,475	21,824
Basic earnings per common share	$(0.10)	$0.04
Diluted EPS:
Earnings allocated to common shareholders	$(2,361)	$882
Weighted average common shares outstanding	23,475	21,824
Add dilutive effects of restricted stock grants	—	136
Add dilutive effects for assumed conversion of Series A preferred stock	—	1,467
Add dilutive effect for stock options	—	120
Weighted average diluted common shares outstanding	23,475	23,547
Diluted earnings per common share	$(0.10)	$0.04

(1)
The basic and diluted earnings per share amounts for the three months ended March 31, 2020 and 2019 are the same under both the Treasury Stock Method and the Two-Class Method as prescribed in FASB ASC 260-10, Earnings Per Share.

The weighted average shares that have an antidilutive effect in the calculation of diluted net income per share and have been excluded from the computations above were as follows:

	For the Three Months Ended March 31,
	2020	2019
Stock options(1)(2)	800,960	188,582

(1)
Stock options that were excluded from the computation of diluted earnings per common share for the three months ended March 31, 2020 as a result of the reported net loss available to common shareholders.

(2)	Represents stock options that were excluded from the computation of diluted earnings per common share for three months ended March 31, 2019 as a result of the shares being “out-of-the-money.”

10. Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss), net
Accumulated other comprehensive income (loss), net as of March 31, 2020 and December 31, 2019 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Accumulated Other Comprehensive Income (Loss), Net
	(Dollars in thousands)
Ending balance as of December 31, 2018	$(1,144)	$(1,144)
Other comprehensive income before reclassifications, net of tax of $242 thousand	577	577
Other comprehensive loss, net of tax of $242 thousand	577	577
Ending balance as of December 31, 2019	$(567)	$(567)
Other comprehensive income before reclassifications, net of tax of $229 thousand	547	547
Other comprehensive income, net of tax of $229 thousand	547	547
Ending balance as of March 31, 2020	$(20)	$(20)

11. Commitments and Contingencies
Commitments
To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At March 31, 2020 and December 31, 2019, we were committed to fund certain loans including letters of credit amounting to approximately $228 million and $316 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represent the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $350 thousand at both March 31, 2020 and December 31, 2019.
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
Borrowings
At March 31, 2020 and December 31, 2019, our borrowings and contractual obligations consisted of the following:

(Dollars in thousands)	March 31, 2020	December 31, 2019
FHLB advances—short-term	$120,000	$30,000
Total	$120,000	$30,000

The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 0.43% for the three months ended March 31, 2020.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
50,000	0.14%	June 29, 2020
50,000	0.22%	September 30, 2020
10,000	1.71%	December 30, 2020
10,000	1.62%	January 25, 2021
At March 31, 2020, $443 million of loans were pledged to support our FHLB borrowings and our unfunded borrowing capacity. As of March 31, 2020, we had unused borrowing capacity of $177 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the three months ended March 31, 2020 was $120 million. At March 31, 2020 and December 31, 2019, commercial and consumer loans of $195 million and $210 million, respectively, were pledged to secure borrowings from the FRB to support our unfunded borrowing capacity of $135 million and $146 million, respectively.
As of December 31, 2019, we had $30.0 million of outstanding short-term borrowings and no outstanding long-term borrowings that we had obtained from the FHLB. These borrowings had a weighted-average annualized interest rate of 1.82% for the year ended December 31, 2019. As of December 31, 2019, we had unused borrowing capacity of $172 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2019 was $55 million.
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
Based on our evaluation of lawsuits and other proceedings that were pending against us as of March 31, 2020, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our results of operations or cash flows for any particular reporting period.

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
The following table sets forth information regarding the net interest income and noninterest income for our commercial banking segment for the three months ended March 31, 2020 and 2019.

(Dollars in thousands)	Commercial	Other(1)	Total
Net interest income for the three months ended March 31,
2020	$11,670	$(197)	$11,473
2019	$12,284	$(233)	$12,051
Noninterest income for the three months ended March 31,
2020	$1,089	$6	$1,095
2019	$1,483	$7	$1,490
Segment Assets at:
March 31, 2020	$1,598,844	$1,294	$1,600,138
December 31, 2019	$1,414,996	$1,158	$1,416,154

(1)	Represents net interest income and noninterest income for PMBC.

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
The following table sets forth the capital and capital ratios of the Bank (on a stand-alone basis) at March 31, 2020, as compared to the regulatory requirements applicable to it.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk Weighted Assets	172,824	14.1%	123,451	At least 8.625	$123,938	At least 10.0

Common Equity Tier 1 Capital to Risk Weighted Assets	157,467	12.8%	63,518	At least 5.125	$80,560	At least 6.5

Tier 1 Capital to Risk Weighted Assets	157,467	12.8%	82,109	At least 6.625	$99,151	At least 8.0

Tier 1 Capital to Average Assets	157,467	11.1%	57,253	At least 4.0	$71,566	At least 5.0
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt correct action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. At March 31, 2020, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution under the capital adequacy guidelines described above.
On September 17, 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9.0%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The CBLR framework will be available for banks to use in their March 31, 2020 Call Report. The Company has determined it will not opt into the CBLR framework for the Bank.

14. Risks and Uncertainties

The outbreak of the novel coronavirus (“COVID-19”) and the Federal Reserve's response to the economic challenges during the first quarter of 2020 has resulted in an uncertain and rapidly evolving economy. Governmental response to combat this pandemic have resulted in approximately 40% of our staff to shift to work remotely. Our business continuity plans have been activated by COVID-19 and we have been able to fully support our remote workforce and have the ability to support all employees in a remote work environment. These remote work arrangements have not adversely impacted our ability to serve our clients, and have not had an impact on our financial reporting systems or the internal controls we have over financial reporting, disclosures and related procedures.
The most significant impact of COVID-19 on our business has been to the quality of our loan portfolio and to net interest income as short-term interest rates sharply declined. We have increased the qualitative factors used in the determination of the adequacy of our allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on our clients and their ability to fulfill their obligations. We have no certainty that the provisions we made during the first quarter of 2020 will be sufficient to absorb the losses that stem from the impact of COVID-19 on our clients. As the longer term effects on our clients from the COVID-19 pandemic become more apparent, we may need to charge-off some or all of the balance on certain loans and make further provisions to increase our allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon our capital, including the potential need to reevaluate the need for a valuation allowance on our deferred tax asset. At this time, we don't expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities.
The Bank is currently Well Capitalized under federal banking regulations that apply to all United States-based banks, with approximately $49 million of capital in excess of what is required for the Bank to be Well Capitalized using the ratio of Total Capital to Risk Weighted Assets. The Company has approximately $10 million of capital that it could contribute to the Bank should it be needed. In the event that future loan and leases loss and/or tax provisions reduce our capital surplus, we would be required to undertake measures to return the Bank's capital ratios to Well Capitalized levels, which could include but not be limited to raising additional capital or reducing the Banks asset size. We believe that we would have access to equity and debt markets to secure additional capital for the Bank should the need arise, but we have no certainty regarding the extent of the availability of these markets at the time such need would arise.
Increased demand for liquidity by our clients is another impact that we anticipate could occur should the COVID-19 effects be prolonged. As of March 31, 2020 the Company and the Bank's on-balance sheet liquidity was very strong and combined with our contingent liquidity resources, we believe that the Bank has sufficient resources to meet the liquidity needs of our clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing our reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
Statements contained in this Quarterly Report on Form 10-Q (this “Report”) that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or in the markets in which we operate, and our future plans, including the credit exposure of certain loan products and other components of our business that could be impacted by the COVID-19 pandemic, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information available to us and on assumptions that we make about future economic and market conditions and other events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Such risks and uncertainties, and the occurrence of events in the future or changes in circumstances that had not been anticipated, could cause our financial condition or actual operating results in the future to differ materially from our expected financial condition or operating results that are set forth in the forward-looking statements contained in this Report and could, therefore, also affect the price performance of our shares.

In addition to the risk of incurring loan losses and provision for loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: deteriorating economic conditions and macroeconomic factors such as unemployment rates and the volume of bankruptcies, as well as changes in monetary, fiscal or tax policy to address the impact of COVID-19, any of which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk that steps we have taken to strengthen our overall credit administration are not effective; the risk of a recession in the United States economy, and domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not succeed in further reducing our remaining nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of other real estate owned and would continue to incur expenses associated with the management and disposition of those assets; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities; the risk that our efforts to develop a robust commercial banking platform may not succeed; and the risk that we may be unable to realize our expected level of increasing deposit inflows. Many of the foregoing risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Readers of this Report are encouraged to review the additional information regarding these and other risks and uncertainties to which our business is subject that is contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) that we filed with the Securities and Exchange Commission (“SEC”) on March 9, 2020, as such information may be updated from time to time in subsequent Quarterly Reports on Form 10-Q that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three months ended, and our financial condition at, March 31, 2020.
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
As of March 31, 2020, our total assets, net loans and total deposits were $1.6 billion, $1.1 billion and $1.3 billion, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the three months ended March 31, 2020 and 2019, we operated as one reportable segment, Commercial Banking.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.

COVID-19 Impact
The outbreak of the novel coronavirus (“COVID-19”) and the Federal Reserve's response to the economic challenges during the first quarter of 2020 has resulted in an uncertain and rapidly evolving economy. Governmental response to combat this pandemic have resulted in approximately 40% of our staff to shift to work remotely. Our business continuity plans have been activated by COVID-19 and we have been able to fully support our remote workforce and have the ability to support all employees in a remote work environment. These remote work arrangements have not adversely impacted our ability to serve our clients, and have not had an impact on our financial reporting systems or the internal controls we have over financial reporting, disclosures and related procedures.
The most significant impact of COVID-19 on our business has been to the quality of our loan portfolio and to net interest income as short-term interest rates sharply declined. We have increased the qualitative factors used in the determination of the adequacy of our allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on our clients and their ability to fulfill their obligations. We have no certainty that the provisions we made during the first quarter of 2020 will be sufficient to absorb the losses that stem from the impact of COVID-19 on our clients. As the longer term effects on our clients from the COVID-19 pandemic become more apparent, we may need to charge-off some or all of the balance on certain loans and make further provisions to increase our allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon our capital, including the potential need to reevaluate the need for a valuation allowance on our deferred tax asset. At this time, we don't expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities.
The Bank is currently Well Capitalized under federal banking regulations that apply to all United States-based banks, with approximately $49 million of capital in excess of what is required for the Bank to be Well Capitalized using the ratio of Total Capital to Risk Weighted Assets. The Company has approximately $10 million of capital that it could contribute to the Bank should it be needed. In the event that future loan and leases loss and/or tax provisions reduce our capital surplus, we would be required to undertake measures to return the Bank's capital ratios to Well Capitalized levels, which could include but not be limited to raising additional capital or reducing the Banks asset size. We believe that we would have access to equity and debt markets to secure additional capital for the Bank should the need arise, but we have no certainty regarding the extent of the availability of these markets at the time such need would arise.
Increased demand for liquidity by our clients is another impact that we anticipate could occur should the COVID-19 effects be prolonged. As of March 31, 2020 the Company and the Bank's on-balance sheet liquidity was very strong and combined with our contingent liquidity resources, we believe that the Bank has sufficient resources to meet the liquidity needs of our clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing our reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

Results of Operations
Operating Results for the Three Months Ended March 31, 2020 and 2019
Our operating results for the three months ended March 31, 2020, compared to the same period in March 31, 2019, were as follows:

	Three Months Ended March 31,		2020 vs. 2019 % Change
	2020	2019
	(Dollars in thousands)
Interest income	$14,769	$16,167	(8.6)%
Interest expense	3,296	4,116	(19.9)%
Provision for loan and lease losses	6,200	3,300	100.0%
Non-interest income	1,095	1,490	(26.5)%
Non-interest expense	9,720	8,983	8.2%
Income tax expense	(991)	376	(363.6)%
Net income (loss)	(2,361)	882	(367.7)%
Interest Income
Three Months Ended March 31, 2020 and 2019
Total interest income decreased 8.6% to $14.8 million for the three months ended March 31, 2020 from $16.2 million for the three months ended March 31, 2019. This was primarily due to a decrease in interest earned on loans and short-term investments as a result of a decrease in the average yield during the three months ended March 31, 2020 as compared to the same prior year period. During the three months ended March 31, 2020 and 2019, interest income on loans was $13.8 million and $14.5 million, respectively, yielding 4.96% and 5.45% on average loan balances of $1.12 billion and $1.08 billion, respectively. The decrease in average loan yields is primarily attributable to the Board of Governors of the Federal Reserve System ("Federal Reserve Board") cutting short-term interest rates by 225 basis points throughout the course of the year from March 31, 2019 through March 31, 2020, of which 150 of the basis point reduction was made during the three months ended March 31, 2020, in response to the economic conditions caused by the outbreak of COVID.
During the three months ended March 31, 2020 and 2019, interest income from our securities available-for-sale and stock was $261 thousand and $292 thousand, respectively, yielding 2.93% and 3.02% on average balances of $35.8 million and $39.2 million, respectively. The average securities balances decreased as a result of the maturities of, and payments on, securities available-for-sale during 2019. Interest income from our short-term investments, including our Federal Funds sold and interest-bearing deposits, was $721 thousand and $1.36 million for the three months ended March 31, 2020 and 2019, respectively, yielding 1.31% and 2.44% on average balances of $220.6 million and $225.6 million, respectively. The decrease in interest income from our short-term investments was primarily attributable to the Federal Reserve Board cutting short-term interest rates by 225 basis points throughout the course of the year from March 31, 2019 through March 31, 2020, of which 150 of the basis point reduction was made during the three months ended March 31, 2020, in response to the economic conditions caused by the outbreak of COVID. As a result, total interest income on investments decreased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Interest Expense
Three Months Ended March 31, 2020 and 2019
Total interest expense decreased 19.9% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily due to the decrease in our cost of funds from 1.89% at March 31, 2019 to 1.57% at March 31, 2020 and a decrease in the average balance of interest-bearing liabilities from $883.2 million at March 31, 2019 to $846.1 million at March 31, 2020, which consisted of deposits, borrowings and junior subordinated debentures. Our cost of funds decreased as a result of the actions of the Federal Reserve Board to cut short-term interest rates by 75 basis points throughout the year 2019 and 150 basis points during the first quarter of 2020 in response to the outbreak of COVID. The decrease in our average balance of interest-bearing liabilities is primarily the result of our decision to decrease the rate of interest paid on our non-maturing interest bearing deposits resulting from the declining interest rate environment, and a decrease in our Federal Home Loan Bank (“FHLB”) borrowings. Interest expense on our certificates of deposit for the three months ended March 31, 2020 and 2019 was $1.6 million and $1.3 million, respectively, with a cost of funds of 2.30% and 2.01% on average balances of $276.0 million and $272.3 million, respectively.

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
The following table sets forth information regarding our average balances, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended March 31, 2020 and 2019. Average balances are calculated based on average daily balances.

	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$220,598	$721	1.31%	$225,561	$1,355	2.44%
Securities available for sale and stock(2)	35,844	261	2.93%	39,203	292	3.02%
Loans(3)	1,116,999	13,787	4.96%	1,080,771	14,520	5.45%
Total interest-earning assets	1,373,441	14,769	4.32%	1,345,535	16,167	4.87%
Noninterest-earning assets
Cash and due from banks	16,774			15,084
All other assets	25,151			29,231
Total assets	$1,415,366			$1,389,850
Interest-bearing liabilities:
Interest-bearing checking accounts	$103,355	$87	0.34%	$95,475	$161	0.68%
Money market and savings accounts	415,533	1,298	1.26%	457,975	2,114	1.87%
Certificates of deposit	276,045	1,580	2.30%	272,256	1,349	2.01%
Other borrowings	33,626	133	1.59%	40,000	258	2.62%
Junior subordinated debentures	17,527	198	4.54%	17,527	234	5.41%
Total interest bearing liabilities	846,086	3,296	1.57%	883,233	4,116	1.89%
Noninterest bearing liabilities
Demand deposits	398,547			341,134
Accrued expenses and other liabilities	19,704			22,277
Shareholders’ equity	151,029			143,206
Total liabilities and shareholders’ equity	$1,415,366			$1,389,850
Net interest income		$11,473			$12,051
Net interest income/spread			2.75%			2.98%
Net interest margin			3.36%			3.63%

(1)	Short-term investments consist of Federal Funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.

(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth changes in interest income, including loan fees, and interest paid in the three months ended March 31, 2020 and 2019 and the extent to which those changes were attributable to changes in (i) the volumes of or the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$(29)	$(605)	$(634)
Securities available for sale and stock(2)	(23)	(8)	(31)
Loans	512	(1,245)	(733)
Total earning assets	460	(1,858)	(1,398)
Interest expense
Interest-bearing checking accounts	13	(87)	(74)
Money market and savings accounts	(179)	(637)	(816)
Certificates of deposit	20	211	231
Borrowings	(36)	(89)	(125)
Junior subordinated debentures	—	(36)	(36)
Total interest-bearing liabilities	(182)	(638)	(820)
Net interest income	$642	$(1,220)	$(578)

(1)	Short-term investments consist of Federal Funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.
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
We recorded a provision for loan and lease losses of $6.2 million during the three months ended March 31, 2020 as a result of total charge-offs of $2.3 million, an increase in classified and non-performing loans, and qualitative factor increases related to COVID during the first quarter of 2020. For the three months ended March 31, 2020, we made adjustments to our qualitative risk factor to incorporate the current economic conditions caused by the COVID pandemic. We recorded a $3.3 million provision for loan and lease losses during the three months ended March 31, 2019 as a result of total charge-offs of $5.7 million, which primarily related to one large credit, partially offset by a decline in the level of classified assets.
See “—Financial Condition—Nonperforming Assets and Allowance for Loan and Lease Losses” below in this Item 2 for additional information regarding the ALLL.
Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	Amount	Amount	Percentage Change
	2020	2019	2020 vs. 2019
	(Dollars in thousands)
Service fees on deposits and other banking services	$522	$398	31.2%
Net gain (loss) on sale of other assets	6	(25)	(124.0)%
Net gain on sale of Small Business Administration loans	—	300	100.0%
Other noninterest income	567	817	(30.6)%
Total noninterest income	$1,095	$1,490	(26.5)%
Three Months Ended March 31, 2020 and 2019
Noninterest income decreased by $395 thousand, or 26.5%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily as a result of:

•	A net gain on sale of SBA loans of $300 thousand during the three months ended March 31, 2019 that did not occur in the same period in 2020; and

•
A decrease of $250 thousand of other noninterest income during the first quarter of 2020 as compared to the same quarter of 2019 which included non-recurring early closure and annual loan fees, partially offset by

•	An increase of $124 thousand in service fees on deposits and other banking services during the first quarter of 2020.

Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense during the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019	2020 vs. 2019
	Amount	Amount	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$6,069	$5,441	11.5%
Occupancy	671	627	7.0%
Equipment and depreciation	452	461	(2.0)%
Data processing	645	518	24.5%
FDIC expense	193	164	17.7%
Other real estate owned expense, net	—	68	(100.0)%
Professional fees	861	796	8.2%
Business development	172	196	(12.2)%
Loan related expense	125	186	(32.8)%
Insurance	63	61	3.3%
Other operating expenses (1)	469	465	0.9%
Total noninterest expense	$9,720	$8,983	8.2%

(1)	Other operating expenses primarily consist of telephone, investor relations, promotional, regulatory expenses, and correspondent bank fees.

Three Months Ended March 31, 2020 and 2019
Noninterest expense increased $737 thousand, or 8.2%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily as a result of:

•	An increase of $628 thousand in salaries and employee benefits primarily related to the addition of new employees, and severance and bonus accruals made during the first quarter of 2020; and

•
An increase of $65 thousand in our professional fees primarily related to higher legal fees during the first quarter of 2020 compared to legal fees in the first quarter of 2019 which were offset by a legal recovery; and

•	An increase of $127 thousand in our data processing fees primarily related to a higher credit card and deposit transaction volume in the first quarter of 2020; and

•
An increase in various expense accounts related to the normal course of operating, including expenses related to loan production and business development during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019; partially offset by

•	A decrease of $29 thousand in our FDIC insurance expenses as the result of a lower rate; and

•	A decrease of $68 thousand in other real estate owned expenses during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
Provision for Income Tax
The CARES Act, passed by Congress during the first quarter of 2020 in response to the outbreak of COVID-19, provides for assistance in the form of income tax related relief measures, including temporary changes to income tax laws such as the ability to carryback NOLs for a period of five years, which does not apply to our Company. Management performed an evaluation of the tax relief measures available, and determined there was no significant impact to our Company, and therefore, no tax relief provisions were applied.
For the three months ended March 31, 2020, we had income tax benefit of $991 thousand as a result of our operating loss. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and based on its evaluation, management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at March 31, 2020. Significant positive evidence included our three-year cumulative income position, the expectation that we will have positive earnings for the year based on positive income in eleven of the last twelve trailing quarters, and our forecasted net income for the year. Negative evidence included our accumulated deficit, net loss for the quarter, and deterioration in asset quality.
For the three months ended March 31, 2019, we had an income tax expense of $376 thousand as a result of our operating income. During the three months ended March 31, 2019, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset. Based on this evaluation, management believed that the Company would be able to realize the deferred tax asset within the period that our operating losses may be carried forward. Significant positive evidence included our three-year cumulative income position, continued improvement in asset quality, and the expectation that we will continue to have positive earnings based on ten trailing quarters of positive income and our forecast. Negative evidence at March 31, 2019 included our accumulated deficit.

Financial Condition
Assets
Our total assets increased by $184 million at March 31, 2020 compared to December 31, 2019. The following table sets forth the composition of our interest earning assets at:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$375,992	$202,729
Interest-bearing time deposits with financial institutions	2,345	2,420
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	7,910	7,910
Securities available for sale, at fair value	27,712	28,344
Loans (net of allowances of $17,520 and $13,611, respectively)	1,130,305	1,117,511

(1)	Includes interest-earning balances maintained at the FRBSF.
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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of March 31, 2020 and December 31, 2019:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at March 31, 2020:
Commercial mortgage backed securities issued by U.S. Agencies	$9,026	$331	$(14)	$9,343
Residential mortgage backed securities issued by U.S. Agencies	18,093	278	(2)	18,369
Total securities available for sale	$27,119	$609	$(16)	$27,712
Securities available for sale at December 31, 2019:
Commercial mortgage backed securities issued by U.S. Agencies	$9,147	$128	$(46)	$9,229
Residential mortgage backed securities issued by U.S. Agencies	19,380	12	(277)	19,115
Total securities available for sale	$28,527	$140	$(323)	$28,344
The amortized cost of securities available for sale at March 31, 2020 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, if any, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	March 31, 2020 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
Commercial mortgage backed securities issued by U.S. Agencies	749	1.40%	2,901	2.08%	5,376	2.38%	—	—%	9,026	2.20%
Residential mortgage-backed securities issued by U.S. Agencies	4,876	1.56%	10,439	1.47%	2,778	1.50%	—	—%	18,093	1.50%
Total securities available for sale	$5,625	1.54%	$13,340	1.60%	$8,154	2.08%	$—	—%	$27,119	1.73%

Loans

The outbreak of COVID-19 will continue to have an impact on our loan portfolio as we experience a prolonged period of economic shutdown that affects a broad range of industries in which our customers operate. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans. As a result of these risks, we have provided for additional losses in our provision for loan and lease losses with increased qualitative factors to reflect the current economic environment. Our participation in the Paycheck Protection Program ("PPP") has allowed us to assist hundreds of our customers in securing funding from the SBA. The Bank was able to begin processing applications for PPP loans on April 3, 2020, the very first day the SBA began accepting applications, due to the preparations made by the Bank at the end of the first quarter. During the first round of the PPP funding, the Bank was able to process 430 loan applications for approximately $243 million, which was largely for the benefit of the Bank's existing clients who have been impacted by COVID-19. The Bank is continuing to process PPP loan applications during the second round of PPP funding.
The following table sets forth the composition, by loan category, of our loan portfolio at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$454,493	39.8%	$409,420	36.2%
Commercial real estate loans – owner occupied	200,917	17.6%	219,483	19.5%
Commercial real estate loans – all other	205,116	17.9%	208,283	18.5%
Residential mortgage loans – multi-family	172,703	15.1%	176,523	15.7%
Residential mortgage loans – single family	16,863	1.5%	18,782	1.7%
Construction and land development loans	5,457	0.5%	2,981	0.3%
Consumer loans	87,608	7.6%	90,867	8.1%
Total loans	1,143,157	100.0%	1,126,339	100.0%
Deferred loan origination costs, net	4,668		4,783
Allowance for loan and lease losses	(17,520)		(13,611)
Loans, net	$1,130,305		$1,117,511
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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at March 31, 2020:

	March 31, 2020
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$2,455	$34,281	$104,755	$141,491
Fixed rate	16,628	63,468	189,904	270,000
Commercial loans
Floating rate	85,724	87,763	22,768	196,255
Fixed rate	120,634	96,939	40,665	258,238
Total	$225,441	$282,451	$358,092	$865,984

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $189.6 million and $87.6 million, respectively, at March 31, 2020.
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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at March 31, 2020 and December 31, 2019:

	At March 31, 2020	At December 31, 2019
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$13,465	$9,101
Commercial real estate	6,370	6,507
Consumer	186	74
Total nonaccrual loans	$20,021	$15,682
Other real estate owned (OREO)(1):
Total other real estate owned	$—	$—
Loans past due 90 days and still accruing interest:
Commercial loans	$—	$—
Total loans past due 90 days and still accruing interest	$—	$—
Other nonperforming assets:
Other foreclosed assets	392	164
Total nonperforming assets	$20,413	$15,846
Restructured loans(1):
Accruing loans	$—	$—
Nonaccruing loans (included in nonaccrual loans above)	—	—
Total restructured loans	$—	$—

(1)	As of March 31, 2020 and December 31, 2019, we had no other real estate owned and no restructured loans.
As the table above indicates, total nonperforming assets increased by approximately $4.6 million, or 29%, to $20.4 million as of March 31, 2020 from $15.8 million as of December 31, 2019. The increase in our nonaccrual loans resulted primarily from $7.5 million of additions, partially offset by $2.3 million of charge-offs, $561 thousand of payoffs or paydowns on our nonaccrual loans, and the transfer to other assets of $315 thousand during the three months ended March 31, 2020.
Information Regarding Impaired Loans. At March 31, 2020, loans deemed impaired totaled $20.0 million as compared to $15.7 million at December 31, 2019. We had an average investment in impaired loans of $17.9 million for the three months ended March 31, 2020, as compared to $2.8 million for the three months ended March 31, 2019. The interest that would have been earned during the three months ended March 31, 2020 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $574 thousand.
The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with Accounting Standards Codification 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$1,105	$560	—%	$1,105	$561	—%
Impaired loans without specific reserves	18,916	—	—	14,577	—	—
Total impaired loans	$20,021	$560	2.8%	$15,682	$561	3.6%
The $4.3 million increase in impaired loans to $20.0 million at March 31, 2020 from $15.7 million at December 31, 2019 was primarily attributable to $7.5 million in additions to impaired loans during the period, partially offset by $581 thousand in principal payments, $315 thousand transferred to other assets, and $2.3 million charged-off during the three months ended March 31, 2020. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at March 31, 2020, $560 thousand specific reserves were required on our impaired loans and that all impaired loans were well secured and adequately collateralized.
Allowance for Loan and Lease Losses. The ALLL totaled $17.5 million, representing 1.53% of loans outstanding, at March 31, 2020, as compared to $13.6 million, or 1.21% of loans outstanding, at December 31, 2019.
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
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the three months ended March 31, 2020 and 2019.

(Dollars in thousands)	Commercial	Real Estate	Construction and land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL for the three months ended March 31, 2020:
Balance at beginning of year	$8,883	$2,897	$34	$1,797	$—	$13,611
Charge-offs	(2,250)	—	—	(64)	—	(2,314)
Recoveries	19	—	—	4	—	23
Provision	4,566	1,471	21	142	—	6,200
Balance at March 31, 2020	$11,218	$4,368	$55	$1,879	$—	$17,520
Allowance for loan and lease losses as a percentage of average total loans						1.57%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.53%
Ratio of net charge-offs to average loans outstanding (annualized)						0.21%
ALLL for the three months ended March 31, 2019:
Balance at beginning of year	$8,071	$3,643	$426	$1,290	$76	$13,506
Charge-offs	(5,669)	—	—	(29)	—	(5,698)
Recoveries	401	—	—	5	—	406
Provision	4,092	(934)	(131)	220	53	3,300
Balance at March 31, 2019	$6,895	$2,709	$295	$1,486	$129	$11,514
Allowance for loan and lease losses as a percentage of average total loans						1.07%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.07%
Ratio of net charge-offs to average loans outstanding (annualized)						1.99%

The ALLL increased by $6 million from March 31, 2019 to March 31, 2020 primarily as a result of charge-offs exceeding recoveries, an increase in classified and non-performing loans, and qualitative factor increases related to COVID during the three months ended March 31, 2020. The reserve for loan losses may include an unallocated amount based upon our judgment as to possible credit losses inherent in the loan portfolio that may not have been captured by historical loss experience, qualitative factors, or specific evaluations of impaired loans. Unallocated reserves may be adjusted for factors including, but not limited to, unexpected or unusual events, volatile market and economic conditions, effects of changes or seasoning in methodologies, regulatory guidance and recommendations, or other factors that may impact borrower operating conditions and loss expectations. Management’s judgment as to unallocated reserves is determined in the context of, but separate from, the historical loss trends and qualitative factors described above. The unallocated reserve for loan losses was zero at March 31, 2020 and December 31, 2019.
We classify our loan portfolios using asset quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses above in Item 1, provides a summary of loans by portfolio type and asset quality ratings as of March 31, 2020 and December 31, 2019. Loans totaled approximately $1.14 billion at March 31, 2020, an increase of $16.8 million from $1.13 billion at December 31, 2019. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2019 and March 31, 2020:

•
Loans rated “Pass” totaled $1.05 billion, a decrease of $6.1 million from $1.06 billion at December 31, 2019. The decrease was primarily attributable to downgrades to “Special Mention”, and “Substandard” of $26.6 million and $8.1 million, respectively, and paydowns of principal payments, partially offset by new loan growth.

•
Loans rated “Special Mention” totaled $43.7 million, an increase of $15.5 million from $28.3 million at December 31, 2019. The increase was primarily the result of $26.6 million downgraded from “Pass”, partially offset by upgrades to "Pass" of $4.0 million, downgrades to "Substandard" of $4.0 million, and $3.1 million of payoffs and principal payments.

•
Loans rated “Substandard” totaled $44.4 million, an increase of $7.4 million from $37.0 million at December 31, 2019. This increase was primarily the result of $8.1 million downgraded from “Pass”, $3.7 million downgraded from "Special Mention", and $1.3 million advanced on lines of credit, partially offset by $2.0 million of upgraded notes, charge-offs of $2.3 million, $938 thousand in principal payments, and $315 thousand transfer to other assets. The loans downgraded from the "Pass" rating had been rated "Watch", a rating within our "Pass" rating that receives more oversight and attention by management.

•	Loans rated "Doubtful" was zero at March 31, 2020 and December 31, 2019.
Our loss migration analysis currently utilizes a series of nineteen staggered 16-quarter migration periods. As a result, for purposes of determining applicable loss factors at March 31, 2020, our migration analysis covered the period from March 31, 2016 to March 31, 2020. We believe this was consistent with and reasonably reflects current economic conditions, portfolio trends and the risks that were inherent in our loan portfolio at March 31, 2020.
The table below sets forth loan delinquencies, by quarter, for the five preceding quarters ended March 31, 2020.

	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$3,671	$533	$82	$—	$—
Consumer loans	—		4
	3,765	533	86	—	—
30-89 days:
Commercial loans	20,903	1,715	3,490	5,334	351
Commercial real estate	955	749	—	—	807
Land development loans	—	—	4,267	—	—
Consumer loans	579	315	70	—	—
	22,437	2,779	7,827	5,334	1,158
Total Past Due(1)(2):	$26,202	$3,312	$7,913	$5,334	$1,158

(1)	Past due balances include nonaccrual loans.

(2)	No loans 90 days or more past due at June 30, 2019 or March 31, 2019.

As the above table indicates, total past due loans increased by $22.9 million, to $26.2 million at March 31, 2020 from $3.3 million at December 31, 2019. Loans past due 90 days or more increased by $3.2 million, to $3.8 million at March 31, 2020, from $533 thousand at December 31, 2019.
Loans 30-89 days past due increased by $19.7 million to $22.4 million at March 31, 2020 from $2.8 million at December 31, 2019 primarily attributable to $21.1 million of additions, partially offset by $705 thousand of charge-offs, $375 thousand paid current, transfer to other assets of $312 thousand, and principal payments of $22 thousand.
Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the three months ended March 31, 2020 and year ended December 31, 2019:

	Three Months Ended March 31, 2020		Year Ended December 31, 2019
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$398,547	—	$382,198	—
Interest-bearing checking accounts	103,355	0.34%	109,234	0.59%
Money market and savings deposits	415,533	1.26%	438,814	1.74%
Time deposits(1)	276,045	2.30%	265,859	2.26%
Total deposits	$1,193,480	1.00%	$1,196,105	1.19%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Deposit Totals
Deposits totaled $1.3 billion at March 31, 2020 as compared to $1.2 billion at December 31, 2019. The following table provides information regarding the mix of our deposits at March 31, 2020 and December 31, 2019:

	At March 31, 2020		At December 31, 2019
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Deposits
Noninterest bearing demand deposits	$494,442	38.2%	$397,000	33.1%
Savings and other interest-bearing transaction deposits	533,785	41.2%	525,692	43.8%
Time deposits(1)	268,061	20.7%	276,878	23.1%
Total deposits	$1,296,288	100.0%	$1,199,570	100.0%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Our noninterest bearing demand deposits at March 31, 2020 included a $99.0 million incoming wire transfer deposit that was made on the last day of the first quarter that was to be immediately withdrawn; however, the outgoing wire was not made until the following day. Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $245.0 million, or 18.9%, of total deposits at March 31, 2020, as compared to $252.9 million, or 21.1%, of total deposits at December 31, 2019.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$4,525	$46,927	$6,532	$46,621
Over three and through six months	4,257	56,552	4,376	45,882
Over six and through twelve months	9,227	87,549	8,186	93,316
Over twelve months	5,039	53,986	4,926	67,039
Total	$23,048	$245,014	$24,020	$252,858
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
During the three months ended March 31, 2020, we did not recognize additional operating liabilities or corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. Refer to the Note 1, Significant Accounting Policies and Note 6, Leases above in Item 1 for further detail.

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
Our liquid assets, which included cash and due from banks, Federal Funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding FRBSF and FHLB stock) totaled $399.0 million, which represented 25% of total assets, at March 31, 2020. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future. We believe that during this period of uncertain economic conditions related to COVID, our liquidity position is strong, and will be closely monitored as conditions change.
Cash Flow Provided by Operating Activities. During the three months ended March 31, 2020, operating activities provided net cash of $2.3 million, primarily attributable to a $6.2 million non-cash adjustment related to our provision for loan and lease losses, partially offset by a $1.7 million decrease in other liabilities and $812 thousand increase to deferred taxes. During the three months ended March 31, 2019, operating activities provided net cash of $4.8 million, primarily attributable to our net income of$882 thousand and a $3.3 million non-cash adjustment related to our provision for loan and lease losses.
Cash Flow Provided by (Used in) Investing Activities. During the three months ended March 31, 2020, investing activities used net cash of $17.2 million, primarily attributable to a $18.5 million increase in loans, offset by $1.4 million of cash provided from maturities of and principal payments on securities available for sale and other stock. During the three months ended March 31, 2019, investing activities provided net cash of $19.5 million, primarily attributable to a $16.7 million decrease in loans, $2.3 million of cash provided from maturities of and principal payments on securities available for sale and other stock and $1.1 million of cash provided from the sale of other real estate owned, partially offset by the purchase of $594 thousand of equity securities without readily determinable fair values.
Cash Flow Provided by Financing Activities. During the three months ended March 31, 2020, financing activities provided net cash of $186.8 million, consisting of a $96.7 million increase in our deposits and net proceeds of $90 million in borrowings. During the three months ended March 31, 2019, financing activities provided net cash of $45.3 million which consisted of a $45.3 million increase in our deposits.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At March 31, 2020 and December 31, 2019, the loan-to-deposit ratio was 88% and 94%, respectively.
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
The following table sets forth the capital and capital ratios of the Bank (on a stand-alone basis) at March 31, 2020, as compared to the regulatory requirements applicable to it.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk Weighted Assets	172,824	14.1%	123,451	At least 8.625	$123,938	At least 10.0

Common Equity Tier 1 Capital to Risk Weighted Assets	157,467	12.8%	63,518	At least 5.125	$80,560	At least 6.5

Tier 1 Capital to Risk Weighted Assets	157,467	12.8%	82,109	At least 6.625	$99,151	At least 8.0

Tier 1 Capital to Average Assets	157,467	11.1%	57,253	At least 4.0	$71,566	At least 5.0
As the above table indicates, at March 31, 2020, the Bank (on a stand-alone basis) qualified as a “well-capitalized” institution under federally mandated capital standards and federally established prompt corrective action regulations. Since March 31, 2020, there have been no events or circumstances known to us which have changed or which are expected to result in a change in the Bank’s classifications as a well-capitalized institution.
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At March 31, 2020, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution under the capital adequacy guidelines described above.
On September 17, 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9.0%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The CBLR framework will be available for banks to use in their March 31, 2020, Call Report. The Company will not opt into the CBLR framework for the Bank.
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
The principal source of cash available to a bank holding company consists of cash dividends from its bank subsidiaries. There are currently several restrictions on the Bank’s ability to pay us cash dividends. Government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state-chartered banks, limits the amount of funds that the Bank is permitted to dividend to us. Further, Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company. We have committed to obtaining approval from the FRB and the CDBO prior to Bancorp paying any dividends, or making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. There can be no assurance that our regulators will approve such payments or dividends in the future. Refer to “Supervision and Regulation” in Item 1 of our 2019 Form 10-K and Note 14, Shareholders’ Equity in the notes to our consolidated financial statements on our 2019 Form 10-K for more detail regarding the regulatory restrictions on our and the Bank’s ability to pay dividends. In addition, we currently have sufficient cash on hand to meet our cash obligations. As a result, we do not expect that these restrictions will impact our ability to meet our cash obligations.

Off-Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2020 and December 31, 2019, we were committed to fund certain loans including letters of credit amounting to approximately $228 million and $316 million, respectively.
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
Contractual Obligations
Borrowings. At March 31, 2020 and December 31, 2019, our borrowings consisted of the following:

(Dollars in thousands)	March 31, 2020	December 31, 2019
FHLB advances—short-term	$120,000	$30,000
FHLB advances—long-term	—	—
Total	$120,000	$30,000

The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 0.43% for the three months ended March 31, 2020.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
50,000	0.14%	June 29, 2020
50,000	0.22%	September 30, 2020
10,000	1.71%	December 30, 2020
10,000	1.62%	January 25, 2021
At March 31, 2020, $443 million of loans were pledged to support our unfunded borrowing capacity. At March 31, 2020, we had unused borrowing capacity of $177 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the three months ended March 31, 2020 was $120.0 million from the FHLB. The highest amount of borrowings outstanding at any month end in 2019 consisted of $55.0 million of borrowings from the FHLB. At March 31, 2020 and December 31, 2019, commercial and consumer loans of $195 million and $210 million, respectively, were pledged to secure borrowings from the FRB to support our unfunded borrowing capacity of $135 million and $146 million, respectively.
Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At March 31, 2020, we had outstanding approximately $17.5 million principal amount of Debentures, of which $17.0 million would qualify as additional Tier 1 capital for regulatory purposes as of March 31, 2020 if we were to surpass the reporting threshold of $3 billion in total assets.

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
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. We have committed to obtaining approval from the FRB and the CDBO prior to making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. Refer to “Supervision and Regulation” in Item 1 of our 2019 Form 10-K for further detail. As of March 31, 2020, we were current on all interest payments. There can be no assurance that our regulators will approve such payments in the future.

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
There have been no significant changes during the three months ended March 31, 2020 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Policies within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K.

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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2020, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
We are subject to legal actions that arise from time to time in the ordinary course of our business. Currently, neither we nor any of our subsidiaries is a party to, and none of our or our subsidiaries’ property is the subject of, any material legal proceeding.

ITEM 1A.     RISK FACTORS

The following risk factor supplements, and should be read in conjunction with, the risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The outbreak of the novel coronavirus (“COVID-19”), or an outbreak of other highly infectious or contagious diseases, could adversely impact certain industries in which the Company’s customers operate and impair their ability to fulfill their obligations to the Company. Further, the spread of the outbreak could lead to an economic recession or other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which the Company operates and could potentially create widespread business continuity issues for the Company.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. The spread of highly infectious or contagious diseases could cause severe disruptions in the U.S. economy at large, and for small businesses in particular, which could disrupt the Company’s operations and if the global response to contain COVID-19 escalates or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. The outbreak of COVID-19 or an outbreak of other highly infectious or contagious diseases may result in a decrease in our customers’ businesses, a decrease in consumer confidence and business generally or a disruption in the services provided by the Company’s vendors. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, declines in revenues, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy. The Company relies upon its third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide the Company with these services, it could negatively impact the Company’s ability to serve its customers. Furthermore, the outbreak could negatively impact the ability of the Company’s employees and customers to engage in banking and other financial transactions in the geographic areas in which the Company operates and could create widespread business continuity issues for the Company. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in our market areas. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

ITEM 5.     OTHER INFORMATION
On April 28, 2020, Robert S. Anderson, who has served the Bank as Executive Vice President and Chief Banking Officer from March 2017 to October 2019 and as Executive Vice President and interim Chief Credit Officer since October 2019, was appointed as the Bank’s permanent Chief Credit Officer. Biographical and other information about Mr. Anderson required by Item 5.02(c) of Form 8-K is included in our definitive proxy statement on Schedule 14A filed with the U.S. Securities and Exchange Commission on April 15, 2020. No new compensatory arrangements have been entered into with Mr. Anderson in connection with his service as the Bank’s permanent Chief Credit Officer.

ITEM 6.     EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2020.

PACIFIC MERCANTILE BANCORP

By:	/s/ BRADFORD R. DINSMORE
Bradford R. Dinsmore
President and Chief Executive Officer
(Principal Executive Officer)

PACIFIC MERCANTILE BANCORP

By:	/s/ CURT A. CHRISTIANSSEN
Curt A. Christianssen
Chief Financial Officer
(Principal Financial Officer)