Form 10-Q
period 2020-06-30
PACIFIC MERCANTILE BANCORP
filed 2020-08-10
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐   No  ☒
As of August 6, 2020, there were 22,157,649 shares of Common Stock and 1,467,155 shares of Non-Voting Common Stock outstanding.

PACIFIC MERCANTILE BANCORP
QUARTERLY REPORT ON FORM 10Q
FOR THE QUARTER ENDED JUNE 30, 2020

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$17,170	$17,409
Interest bearing deposits with financial institutions	241,859	202,729
Cash and cash equivalents	259,029	220,138
Interest-bearing time deposits with financial institutions	2,345	2,420
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	7,910	7,910
Securities available for sale, at fair value	26,213	28,344
Loans (net of allowances of $18,166 and $13,611, respectively)	1,350,800	1,117,511
Accrued interest receivable	5,429	4,095
Premises and equipment, net	1,110	1,117
Net deferred tax assets	9,816	8,434
Intangible assets	239	266
Other assets	25,301	25,919
Total assets	$1,688,192	$1,416,154
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$596,052	$397,000
Interest-bearing	832,474	802,570
Total deposits	1,428,526	1,199,570
Borrowings	73,962	30,000
Accrued interest payable	288	398
Other liabilities	18,132	19,611
Junior subordinated debentures	17,527	17,527
Total liabilities	1,538,435	1,267,106
Commitments and contingencies (Note 11 and Note 14)
Shareholders’ equity:
Common stock, no par value, 85,000,000 shares of voting common stock and 2,000,000 shares of non-voting common stock authorized; 22,159,885 and 22,106,374 voting shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively; 1,467,155 non-voting shares issued and outstanding at June 30, 2020 and December 31, 2019	154,046	153,570
Accumulated deficit	(4,410)	(3,955)
Accumulated other comprehensive income (loss)	121	(567)
Total shareholders’ equity	149,757	149,048
Total liabilities and shareholders’ equity	$1,688,192	$1,416,154
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Loans, including fees	$15,291	$14,586	$29,078	$29,106
Securities available for sale and stock	210	260	471	551
Interest-bearing deposits with financial institutions	79	1,620	800	2,975
Total interest income	15,580	16,466	30,349	32,632
Interest expense:
Deposits	1,963	3,753	4,928	7,377
Borrowings	299	494	630	985
Total interest expense	2,262	4,247	5,558	8,362
Net interest income	13,318	12,219	24,791	24,270
Provision for loan and lease losses	2,850	—	9,050	3,300
Net interest income after provision for loan and lease losses	10,468	12,219	15,741	20,970
Noninterest income
Service fees on deposits and other banking services	625	443	1,147	840
Net gain on sale of Small Business Administration loans	—	300	—	600
Net loss on sale of other assets	(53)	(11)	(47)	(36)
Other noninterest income	599	654	1,165	1,472
Total noninterest income	1,171	1,386	2,265	2,876
Noninterest expense
Salaries and employee benefits	5,462	5,737	11,531	11,177
Occupancy	668	647	1,339	1,274
Equipment and depreciation	508	480	959	941
Data processing	592	526	1,236	1,044
FDIC expense	210	193	403	357
Other real estate owned expense, net	—	1	—	69
Professional fees	702	1,190	1,563	1,986
Business development	137	241	309	437
Loan related expense	152	122	277	307
Insurance	63	61	126	123
Other operating expense	440	509	908	976
Total noninterest expense	8,934	9,707	18,651	18,691
Income (loss) before income taxes	2,705	3,898	(645)	5,155
Income tax provision (benefit)	800	1,170	(190)	1,545
Net income (loss) allocable to common shareholders	$1,905	$2,728	$(455)	$3,610
Basic income (loss) per common share:
Net income (loss) allocable to common shareholders	$0.08	$0.12	$(0.02)	$0.15
Diluted income (loss) per common share:
Net income (loss) allocable to common shareholders	$0.08	$0.12	$(0.02)	$0.15
Weighted average number of common shares outstanding:
Basic	23,502,400	22,619,993	23,488,721	22,224,376
Diluted	23,713,486	23,615,958	23,488,721	23,581,106

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$1,905	$2,728	$(455)	$3,610
Other comprehensive income, net of tax:
Change in unrealized holding gain on securities available for sale	141	273	688	640
Total comprehensive income	$2,046	$3,001	$233	$4,250
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
(Unaudited)
For the Three and Six Months Ended June 30, 2020 and 2019

	Common stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount
Balance at December 31, 2019	23,574	$153,570	$(3,955)	$(567)	$149,048
Issuance of restricted stock, net	19	—	—	—	—
Common stock based compensation expense	—	214	—	—	214
Common stock options exercised	11	50	—	—	50
Net loss	—	—	(2,360)	—	(2,360)
Other comprehensive income	—	—	—	547	547
Balance at March 31, 2020	23,604	$153,834	$(6,315)	$(20)	$147,499
Issuance of restricted stock, net	23	—	—	—	—
Common stock based compensation expense	—	212	—	—	212
Net income	—	—	1,905	—	1,905
Other comprehensive income	—	—	—	141	141
Balance at June 30, 2020	23,627	$154,046	$(4,410)	$121	$149,757

	Series A Non-Voting Preferred stock		Common stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2018	1,467	$8,480	21,916	$143,466	$(9,428)	$(1,144)	$141,374
Implementation of ASU 2016-02	—	—	—	—	(207)	—	(207)
Issuance of restricted stock, net	—	—	102	—	—	—	—
Common stock based compensation expense	—	—	—	200	—	—	200
Net income	—	—	—	—	882	—	882
Other comprehensive income	—	—	—	—	—	367	367
Balance at March 31, 2019	1,467	$8,480	22,018	$143,666	$(8,753)	$(777)	$142,616
Issuance of restricted stock, net	—	—	15	—	—	—	—
Exchange Series A Non-Voting Preferred Stock to Non-Voting Common Stock	(1,467)	(8,480)	1,467	8,480	—	—	—
Common stock based compensation expense	—	—	—	219	—	—	219
Common stock options exercised	—	—	15	80	—	—	80
Net income	—	—	—	—	2,728	—	2,728
Other comprehensive income	—	—	—	—	—	273	273
Balance at June 30, 2019	—	$—	$23,515	$152,445	$(6,025)	$(504)	$145,916

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(455)	$3,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198	213
Provision for loan and lease losses	9,050	3,300
Amortization of premium on securities	64	77
Net amortization (accretion) of deferred fees and unearned income on loans	(1,544)	320
Net loss on sales of other real estate owned	—	66
Net loss on sale of other assets	47	36
Net gain on sale of Small Business Administration loans	—	(600)
Small Business Administration loan originations	—	(7,139)
Proceeds from sale of Small Business Administration loans	—	7,800
Stock-based compensation expense	426	419
Changes in operating assets and liabilities:
Net increase in accrued interest receivable	(1,334)	(362)
Net decrease in other assets	147	5,675
Net (increase) decrease in deferred taxes	(1,671)	1,872
Net decrease (increase) in income taxes receivable	(233)	390
Net increase (decrease) in accrued interest payable	(110)	136
Net decrease in other liabilities	(1,479)	(8,653)
Net cash provided by operating activities	3,106	7,160
Cash Flows From Investing Activities:
Net decrease in interest-bearing time deposits with financial institutions	75	—
Maturities of and principal payments received on securities available for sale and other stock	3,044	3,669
Proceeds from sale of securities available for sale and other stock	—	912
Purchase of other investments	—	(877)
Proceeds from sale of other real estate owned	—	1,107
Net (increase) decrease in loans	(240,156)	1,885
Purchases of premises and equipment	(239)	(96)
Proceeds from sale of other assets	93	55
Net cash provided by (used in) investing activities	(237,183)	6,655
Cash Flows From Financing Activities:
Net increase in deposits	228,956	63,628
Proceeds from borrowings	113,962	40,000
Payments of borrowings	(70,000)	(40,000)
Proceeds from exercise of common stock options	50	80
Net cash provided by financing activities	272,968	63,708
Net increase in cash and cash equivalents	38,891	77,523
Cash and Cash Equivalents, beginning of period	220,138	187,718
Cash and Cash Equivalents, end of period	$259,029	$265,241
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$5,668	$8,226
Cash paid for income taxes	$1,248	$62
Noncash Investing Activities:
Transfer of loans into other assets	$639	$82
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$9,919

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
Principles of Consolidation
Our consolidated financial statements for the three and six months ended June 30, 2020 and 2019 include the accounts of PMBC and the Bank. All significant intercompany balances and transactions were eliminated in consolidation.
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
FHLB and FRBSF Stock. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF. During the three and six months ended June 30, 2020, we purchased no FHLB or FRBSF stock. No shares of FHLB stock or FRBSF stock were called during the three and six months ended June 30, 2020. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.
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
Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019:

	At June 30, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Debt securities available for sale
Commercial mortgage backed securities issued by U.S. Agencies	$8,953	$—	$8,953	$—
Residential mortgage backed securities issued by U.S. agencies	17,260	—	17,260	—
Total debt securities available for sale at fair value	$26,213	$—	$26,213	$—

	At December 31, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Debt securities available for sale
Commercial mortgage backed securities issued by U.S. Agencies	$9,229	$—	$9,229	$—
Residential mortgage backed securities issued by U.S. agencies	19,115	—	19,115	—
Total debt securities available for sale	$28,344	$—	$28,344	$—
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

	At June 30, 2020				At December 31, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Impaired loans	$24,681	$—	$—	$24,681	$15,682	$—	$—	$15,682
Other foreclosed assets	663	—	663	—	164	—	164	—
Total	$25,344	$—	$663	$24,681	$15,846	$—	$164	$15,682

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
        For our fair value measurements classified in Level 3 of the fair value hierarchy as of June 30, 2020, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of June 30, 2020	Valuation Techniques(2)	Unobservable Inputs(2)	Range	Weighted Average
	(Dollars in thousands)
Assets
Impaired loans	$24,681	Third-Party Pricing	Discounted cash flow	N/A (1)	N/A (1)

(1)As part of our process, we obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.
(2)As of June 30, 2020, there has been no change to our valuation techniques or the types of unobservable inputs used in the calculation of fair value from December 31, 2019.

Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of June 30, 2020 and December 31, 2019, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At June 30, 2020					At December 31, 2019
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$259,029	$259,029	$259,029	$—	$—	$220,138	$220,138	220,138	—	—
Interest-bearing deposits with financial institutions	2,345	2,345	2,345	—	—	2,420	2,420	2,420	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	7,910	7,910	7,910	—	—	7,910	7,910	7,910	—	—
Loans, net	1,350,800	1,355,702	—	—	1,355,702	1,117,511	1,120,096	—	—	1,120,096
Accrued interest receivable	5,429	5,429	5,429	—	—	4,095	4,095	4,095	—	—
Financial liabilities:
Noninterest bearing deposits	596,052	596,052	596,052	—	—	397,000	397,000	397,000	—	—
Interest-bearing deposits	832,474	835,150	—	835,150	—	802,570	803,549	—	803,549	—
Borrowings	73,962	74,088	—	74,088	—	30,000	29,974	—	29,974	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	288	288	288	—	—	398	398	398	—	—

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at June 30, 2020 and December 31, 2019:

(Dollars in thousands)	June 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
Commercial mortgage backed securities issued by U.S. Agencies(1)	$8,537	$416	$—	$8,953	$9,147	$128	$(46)	$9,229
Residential mortgage backed securities issued by U.S. Agencies(2)	16,883	380	(3)	17,260	19,380	12	(277)	19,115
Total	$25,420	$796	$(3)	$26,213	$28,527	$140	$(323)	$28,344

(1)Secured by first liens on commercial apartment building mortgages.
(2)Secured by closed-end first liens on 1-4 family residential mortgages.

At June 30, 2020 and December 31, 2019, U.S. agency residential mortgage backed securities with an aggregate fair market value of $8.3 million and $9.2 million, respectively, were pledged to secure repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at June 30, 2020 and December 31, 2019 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At June 30, 2020 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$5,379	$12,570	$7,471	$—	$25,420
Securities available for sale, estimated fair value	5,465	12,880	7,868	—	26,213
Weighted average yield	1.42%	1.51%	1.92%	—%	1.61%

	At December 31, 2019 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$5,286	$13,032	$6,842	$3,367	$28,527
Securities available for sale, estimated fair value	5,230	12,887	6,849	3,378	28,344
Weighted average yield	1.58%	1.66%	2.22%	2.53%	1.88%
We purchased no securities available for sale during the three and six months ended June 30, 2020 or during the three and six months ended June 30, 2019. We had no sales of securities available for sale during the three and six months ended June 30, 2019 or the three and six months ended June 30, 2020.

The tables below indicate, as of June 30, 2020 and December 31, 2019, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at June 30, 2020
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial mortgage backed securities issued by U.S. Agencies	$43	$—	$164	$(3)	$207	$(3)
Total	$43	$—	$164	$(3)	$207	$(3)

	Securities with Unrealized Loss at December 31, 2019
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial mortgage backed securities issued by U.S. Agencies	4,472	(46)	—	—	4,472	(46)
Residential mortgage backed securities issued by U.S. Agencies	76	(1)	15,965	(276)	16,041	(277)
Total	$4,548	$(47)	$15,965	$(276)	$20,513	$(323)

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
Through the impairment assessment process, we determined that there were no available-for-sale debt securities that were other-than-temporarily impaired at June 30, 2020. We recorded no impairment credit losses on available-for-sale debt securities in our consolidated statements of operations for the three and six months ended June 30, 2020 and 2019.
We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of June 30, 2020 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

Equity Investments Without Readily Determinable Fair Value
As of June 30, 2020, we had three investments in private companies and limited partnerships without a readily determinable fair value. As of June 30, 2020, we owned less than 3% of the total investment in each such company or partnership. Under ASU 2016-01, we elected to measure these equity investments using the measurement alternative, which requires that these investments are measured at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. During the three and six months ended June 30, 2020, these investments were not impaired and there were no observable price changes. As a result, the balance shown below as of June 30, 2020 represents the cost of the investments and is included within other assets on the consolidated statements of financial condition. During the three and six months ended June 30, 2020, we had $199 thousand of capital contributions to these investments. We had $283 thousand and $877 thousand, respectively, of capital contributions to these investments during the three and six months ended June 30, 2019. As of June 30, 2020 and December 31, 2019, our equity investments without readily determinable fair value were as follows:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Equity investments without readily determinable fair value	$2,316	$2,117

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$698,280	51.0%	$409,420	36.2%
Commercial real estate loans – owner occupied	195,379	14.3%	219,483	19.5%
Commercial real estate loans – all other	203,330	14.8%	208,283	18.5%
Residential mortgage loans – multi-family	164,575	12.0%	176,523	15.7%
Residential mortgage loans – single family	15,522	1.1%	18,782	1.7%
Construction and land development loans	7,247	0.5%	2,981	0.3%
Consumer loans	85,414	6.3%	90,867	8.1%
Gross loans	1,369,747	100.0%	1,126,339	100.0%
Deferred fee (income) costs, net	(781)		4,783
Allowance for loan and lease losses	(18,166)		(13,611)
Loans, net	$1,350,800		$1,117,511
At June 30, 2020, commercial loans included $280.3 million of loans originated through the Paycheck Protection Program ("PPP"), which is administered by the Small Business Administration ("SBA") and was established by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), and subsequently modified by the Paycheck Protection Program Flexibility Act ("PPPFA"). The PPP loans are 100% guaranteed by the SBA and the principal and interest may be forgiven by the SBA if the borrower demonstrates that the loan proceeds were used as prescribed by the governing legislation and regulations during either an 8-week or 24-week period following funding (the "Covered Period"). Borrowers may begin submitting applications for forgiveness in the third quarter of 2020 and have until 10 months following the end of their Covered Period to apply.
At June 30, 2020 and December 31, 2019, real estate loans of approximately $470 million and $278 million, respectively, were pledged to secure borrowings obtained from the FHLB and to support our unfunded borrowing capacity. At June 30, 2020 and December 31, 2019, commercial and consumer loans of $202 million and $210 million, respectively, were pledged to secure borrowings from the FRB to support our unfunded borrowing capacity. No loans were sold during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2019, we sold $2.4 million and $7.1 million, respectively, of SBA loans for a gain of $289 thousand and $564 thousand, respectively. During the three and six months ended June 30, 2020, we purchased no loans. During the three and six months ended June 30, 2019, we purchased loans totaling $46.4 million, of which $39.9 million were consumer loans.
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
•Pass: Loans classified as pass include current loans performing in accordance with contractual terms, installment/consumer loans that are not individually risk rated, and loans which exhibit certain risk factors that require greater than usual monitoring by management.
•Special Mention: Loans classified as special mention, while generally not delinquent, have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Bank’s credit position at some future date.
•Substandard: Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. There is a distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•Doubtful: Loans classified as doubtful have all the weaknesses inherent in a substandard loan, and may also be at delinquency status and have defined weaknesses based on currently existing facts, conditions and values making collection or liquidation in full highly questionable and improbable.
        Set forth below is a summary of the activity in the ALLL, by portfolio type, during the three and six months ended June 30, 2020 and 2019:

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL in the three months ended June 30, 2020:
Balance at beginning of period	$11,218	$4,368	$55	$1,879	$—	$17,520
Charge offs	(2,229)	—	—	(20)	—	(2,249)
Recoveries	42	—	—	3	—	45
Provision	2,456	365	22	7	—	2,850
Balance at end of period	$11,487	$4,733	$77	$1,869	$—	$18,166
ALLL in the six months ended June 30, 2020:
Balance at beginning of period	$8,883	$2,897	$34	$1,797	$—	$13,611
Charge offs	(4,478)	—	—	(84)	—	(4,562)
Recoveries	60	—	—	7	—	67
Provision	7,022	1,836	43	149	—	9,050
Balance at end of period	$11,487	$4,733	$77	$1,869	$—	$18,166
ALLL in the three months ended June 30, 2019:
Balance at beginning of period	$6,895	$2,709	$295	$1,486	$129	$11,514
Charge offs	(103)	—	—	(24)	—	(127)
Recoveries	82	—	—	5	—	87
Provision	(65)	81	(176)	289	(129)	—
Balance at end of period	$6,809	$2,790	$119	$1,756	$—	$11,474
ALLL in the six months ended June 30, 2019:
Balance at beginning of period	$8,071	$3,643	$426	$1,290	$76	$13,506
Charge offs	(5,772)	—	—	(53)	—	(5,825)
Recoveries	483	—	—	10	—	493
Provision	4,027	(853)	(307)	509	(76)	3,300
Balance at end of period	$6,809	$2,790	$119	$1,756	$—	$11,474

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of June 30, 2020 and December 31, 2019.

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL balance at June 30, 2020 related to:
Loans individually evaluated for impairment	$911	$—	$—	$—	$—	$911
Loans collectively evaluated for impairment	10,576	4,733	77	1,869	—	17,255
Total	$11,487	$4,733	$77	$1,869	$—	$18,166
Loan balance at June 30, 2020 related to:
Loans individually evaluated for impairment	$17,968	$5,875	$—	$—	$—	$23,843
Loans collectively evaluated for impairment	680,312	557,410	7,247	100,935	—	1,345,904
Total	$698,280	$563,285	$7,247	$100,935	$—	$1,369,747
ALLL balance at December 31, 2019 related to:
Loans individually evaluated for impairment	$561	$—	$—	$—	$—	$561
Loans collectively evaluated for impairment	8,322	2,897	34	1,797	—	13,050
Total	$8,883	$2,897	$34	$1,797	$—	$13,611
Loan balance at December 31, 2019 related to:
Loans individually evaluated for impairment	$9,056	$6,507	$—	$—	$—	$15,563
Loans collectively evaluated for impairment	400,364	597,782	2,981	109,649	—	1,110,776
Total	$409,420	$604,289	$2,981	$109,649	$—	$1,126,339

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factor into our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at June 30, 2020 and December 31, 2019:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At June 30, 2020
Commercial loans	$4,070	$1,842	$11,857	$17,769	$680,511	$698,280	$670
Commercial real estate loans – owner-occupied	—	1,063	—	1,063	194,316	195,379	—
Commercial real estate loans – all other	—	—	—	—	203,330	203,330	—
Residential mortgage loans – multi-family	—	—	375	375	164,200	164,575	375
Residential mortgage loans – single family	—	—	—	—	15,522	15,522	—
Construction and land development loans	—	—	—	—	7,247	7,247	—
Consumer loans	200	—	180	380	85,034	85,414	—
Total	$4,270	$2,905	$12,412	$19,587	$1,350,160	$1,369,747	$1,045
At December 31, 2019
Commercial loans	$354	$1,361	$533	$2,248	$407,172	$409,420	$—
Commercial real estate loans – owner-occupied	749	—	—	749	218,734	219,483	—
Commercial real estate loans – all other	—	—	—	—	208,283	208,283	—
Residential mortgage loans – multi-family	—	—	—	—	176,523	176,523	—
Residential mortgage loans – single family	—	—	—	—	18,782	18,782	—
Construction and land development loans	—	—	—	—	2,981	2,981	—
Consumer loans	312	3	—	315	90,552	90,867	—
Total	$1,415	$1,364	$533	$3,312	$1,123,027	$1,126,339	$—
Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were three loans, or $1.0 million, 90 days or more past due and still accruing interest at June 30, 2020. There were no loans 90 days or more past due and still accruing interest at December 31, 2019. In certain instances, when a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received (referred to as full nonaccrual basis of accounting), except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income (referred to as nonaccrual cash basis of accounting). Nonaccrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.
The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$18,200	$9,101
Commercial real estate loans – owner occupied	6,225	6,507
Consumer	256	74
Total(1)	$24,681	$15,682

(1) Nonaccrual loans may include loans that are currently considered performing loans.

 We classify our loan portfolio using internal asset quality ratings. The following table provides a summary of loans by portfolio type and our internal asset quality ratings as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Pass:
Commercial loans	$623,600	$357,079
Commercial real estate loans – owner occupied	163,675	206,589
Commercial real estate loans – all other	203,330	208,283
Residential mortgage loans – multi family	164,201	176,523
Residential mortgage loans – single family	15,522	18,782
Construction and land development loans	7,247	2,981
Consumer loans	84,796	90,793
Total pass loans	$1,262,371	$1,061,030
Special Mention:
Commercial loans	$20,321	$21,894
Commercial real estate loans – owner occupied	4,239	6,387
Residential mortgage loans – multi family	375	—
Total special mention loans	$24,935	$28,281
Substandard:
Commercial loans	$50,532	$30,447
Commercial real estate loans – owner occupied	27,465	6,507
Consumer loans	618	74
Total substandard loans	$78,615	$37,028
Doubtful:
Commercial loans	$3,826	$—
Total doubtful loans	$3,826	$—
Total Loans:	$1,369,747	$1,126,339
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
The following table sets forth information regarding impaired loans, at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Impaired loans:
Nonaccruing loans	$24,681	$15,682
Nonaccruing restructured loans(1)	—	—
Accruing restructured loans(1)(2)	—	—
Total impaired loans	$24,681	$15,682
Impaired loans less than 90 days delinquent and included in total impaired loans	$13,314	$15,149

(1)As of June 30, 2020 and December 31, 2019, we had no restructured loans.
(2)See “Troubled Debt Restructurings” below for a description of accruing restructured loans at June 30, 2020 and December 31, 2019.

The table below contains additional information with respect to impaired loans, by portfolio type, as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$15,208	$22,832	$—	$7,996	$12,090	$—
Commercial real estate loans – owner occupied	6,225	6,750	—	6,507	6,784	—
Consumer loans	256	297	—	74	101	—
Total	$21,689	$29,879	$—	$14,577	$18,975	$—
With allowance recorded:
Commercial loans	$2,992	$3,062	$911	$1,105	$1,122	$561
Total	$2,992	$3,062	$911	$1,105	$1,122	$561
All impaired loans
Commercial loans	$18,200	$25,894	$911	$9,101	$13,212	$561
Commercial real estate loans – owner occupied	6,225	6,750	—	6,507	6,784	—
Consumer loans	256	297	—	74	101	—
Total	$24,681	$32,941	$911	$15,682	$20,097	$561

(1)When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At June 30, 2020 and December 31, 2019, there were $21.7 million and $14.6 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at June 30, 2020 for which no specific reserves were allocated, $12.3 million had been deemed impaired in the prior year.
Average balances and interest income recognized on impaired loans, by portfolio type, for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$13,784	$19	$471	$—	$11,855	$115	$1,432	$—
Commercial real estate loans – owner occupied	6,297	—	794	—	6,367	—	806	—
Commercial real estate loans – all other	—	—	—	—	—	—	—	—
Residential mortgage loans – single family	—	—	—	—	—	—	—	—
Consumer loans	221	—	67	—	172	—	59	—
Total	20,302	19	1,332	—	18,394	115	2,297	—
With allowance recorded:
Commercial loans	2,048	—	—	—	1,734	—	—	—
Total	2,048	—	—	—	1,734	—	—	—
Total
Commercial loans	15,832	19	471	—	13,589	115	1,432	—
Commercial real estate loans – owner occupied	6,297	—	794	—	6,367	—	806	—
Commercial real estate loans – all other	—	—	—	—	—	—	—	—
Residential mortgage loans – single family	—	—	—	—	—	—	—	—
Consumer loans	221	—	67	—	172	—	59	—
Total	$22,350	$19	$1,332	$—	$20,128	$115	$2,297	$—

The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $596 thousand and $26 thousand during the three months ended June 30, 2020 and 2019, respectively, and $1.2 million and $45 thousand during the six months ended June 30, 2020 and 2019, respectively.

Troubled Debt Restructurings (“TDRs”)
Pursuant to the FASB's ASU No. 2011-2, A Creditor’s Determination of whether a Restructuring is a Troubled Debt Restructuring, the Bank's TDRs totaled $0 at both June 30, 2020 and December 31, 2019. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the form of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower’s cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower’s loan will be reinstated. TDRs do not include short term loan modifications made on a good faith basis in response to COVID-19.
        There were no loans restructured as TDRs during the three or six months ended June 30, 2020 or 2019.

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
        During the three months ended June 30, 2020 and 2019, we recognized rent expense associated with our leases as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease cost	(Dollars in thousands)
Finance lease cost:
Operating lease cost	$609	$568	$1,218	$1,113
Short-term lease cost(1)	39	29	74	81
Total lease cost	$648	$597	$1,292	$1,194

Weighted-average remaining lease term—operating leases (in years)	4.87	5.57	4.87	5.57

(1) Includes leases that are less than 12 months and equipment leases that are accounted for on a cash basis.
        Because we generally do not have access to the rate implicit in the lease, we utilize our borrowing rate with the FHLB as the discount rate.  The weighted average discount rate associated with operating leases as of June 30, 2020 and 2019 is 2.31% and 1.69%, respectively.
        Supplemental balance sheet information related to leases was as follows:

	Financial Statement Classification	June 30, 2020	December 31, 2019
		(Dollars in thousands)
Operating right-of-use assets	Other assets	$11,084	$12,159
Operating lease liabilities	Other liabilities	$12,023	$13,020
        During the six months ended June 30, 2020 and 2019, we had the following cash and noncash activities associated with our leases:

	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases (fixed payments)	$1,141	$1,113

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$9,919

        Maturities of operating lease liabilities as of June 30, 2020 are as follows:

(Dollars in thousands)
For the years ending December 31,
Remainder of 2020	$1,223
2021	2,490
2022	2,575
2023	2,662
2024	2,750
2025 and beyond	1,020
Total	12,720
Less: Imputed interest	(697)
Total Lease liabilities	$12,023

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
 For the three months ended June 30, 2020, we had income tax expense of $800 thousand as a result of our operating income, and for the six months ended June 30, 2020, we had income tax benefit of $190 thousand as a result of our year-to-date operating loss. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and based on its evaluation, management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at June 30, 2020. Significant positive evidence included our three-year cumulative income position, the expectation that we will have positive earnings for the year based on positive income in eleven of the last twelve trailing quarters, and forecasted net income for the year. Negative evidence included our accumulated deficit, net loss for the first quarter of 2020, and deterioration in asset quality.
        For the three and six months ended June 30, 2019, we had an income tax expense of $1.2 million and $1.5 million, respectively, as a result of our operating income. During the three and six months ended June 30, 2019, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset. Based on this evaluation, management believed that the Company would be able to realize the deferred tax asset within the period that our operating losses may be carried forward. Significant positive evidence included our three-year cumulative income position, continued improvement in asset quality, and the expectation that we will continue to have positive earnings based on ten trailing quarters of positive income and our forecast. Negative evidence at June 30, 2019 included our accumulated deficit.
We file income tax returns with the U.S. federal government and the State of California. As of June 30, 2020, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2016 to 2019 (when filed) tax years and the Franchise Tax Board for California state income tax returns for the 2015 to 2019 (when filed) tax years. Net operating losses on our U.S. federal and California state income tax returns may be carried forward up to 20 years. In June 2020, the State of California suspended the use of net operating losses for the years 2020, 2021, and 2022, and extended the carryover periods for these years. As of June 30, 2020, we do not have any unrecognized tax benefits.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three months ended June 30, 2020 and 2019.

8. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan, which was amended at the Annual Shareholders meeting held in May 2013 (the “2010 Incentive Plan”), and which superseded our shareholder-approved 2008 and 2004 Equity Incentive Plans (the “Previously Approved Plans”). As of June 30, 2020, there were no options to purchase shares of our common stock granted under the Previously Approved Plans. As of June 30, 2020, there were options to purchase a total of 349,730 shares of our common stock and 58,849 shares of our unvested restricted stock grants under the 2010 Incentive Plan.
In May 2019, our shareholders approved the adoption of our 2019 Equity Incentive Plan (the “2019 Incentive Plan”), which authorized and set aside a total of 2,000,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. There were 250,000 options to purchase shares of our common stock granted during 2019 under the 2019 Incentive Plan and outstanding at June 30, 2020. Since approval of the 2019 Incentive Plan, no additional awards will be issued under the 2010 Incentive Plan, although awards outstanding under the 2010 Incentive Plan will remain outstanding and will continue to be governed by the terms of the 2010 Incentive Plan and any applicable award agreements. Under the terms of the 2019 Incentive Plan, any forfeited options or unvested restricted stock grants that had been issued under the Previously Approved Plans or the 2010 Incentive Plan will not be available for future equity incentive grants. Each restricted stock option or restricted stock unit issued under the terms of the 2019 Incentive Plan will be counted against the share limit as 2.5 shares, while each stock option or SAR issued will be counted as one share against the share limit. As of June 30, 2020, there were outstanding options to purchase a total of 250,000 shares of our common stock, 100,000 shares of our unvested restricted stock units, and 62,487 shares of our unvested restricted stock grants under the 2019 Incentive Plan. As of June 30, 2020, there remain 1,343,783 shares available for future grants under the 2019 Incentive Plan.
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
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options, restricted shares, SARs and stock units that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at June 30, 2020 under the 2010 Incentive Plan and the 2019 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company, under the 2010 Incentive Plan and the 2019 Incentive Plan, has also granted restricted stock and stock units for the benefit of its employees and directors. These restricted shares vest over a period ranging from three to five years for employees and one year for directors while the stock units vest over a period of one to five years. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients of stock units have no rights of a stockholder. The recipients do not pay any cash consideration for the shares or stock units.
Stock Options
There were no stock options granted during the three and six months ended June 30, 2020 or 2019. The following table summarizes the stock option activity under the Company’s equity incentive plans during the six months ended June 30, 2020 and 2019, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2020		2019
Outstanding – January 1,	1,009,466	$6.98	864,330	$6.86
Granted	—	—	—	—
Exercised	(10,728)	4.66	(15,000)	5.30
Forfeited/Canceled	(399,008)	6.98	(6,884)	8.13
Outstanding – June 30,	599,730	7.02	842,446	6.88
Options Exercisable – June 30,	314,112	$6.66	721,420	$6.68
Options Vested – June 30,	314,112	$6.66	721,420	$6.68
Options to purchase zero and 15,000 shares of our common stock were exercised during the three months ended June 30, 2020 and 2019, respectively, and 10,728 and 15,000 during the six months ended June 30, 2020 and 2019, respectively. The aggregate intrinsic value of options exercised during the three months ended June 30, 2020 and 2019 was $0 and $39 thousand, respectively, and $29 thousand and $39 thousand during the six months ended June 30, 2020 and 2019, respectively. The fair value of options that vested during the three months ended June 30, 2020 and 2019 was $14 thousand and $74 thousand, respectively, and $97 thousand and $412 thousand during the six months ended June 30, 2020 and 2019, respectively.
The following table provides additional information regarding the vested and unvested options that were outstanding at June 30, 2020.

Options Outstanding as of June 30, 2020					Options Exercisable as of June 30, 2020(1)
Exercise Price	Vested	Unvested	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price Per Share
$2.97 – $3.99	12,000	—	$3.74	1.57	12,000	$3.74
$4.00 – $5.99	16,000	—	4.34	0.80	16,000	4.34
$6.00 – $6.99	207,739	6,400	6.61	4.63	207,739	6.60
$7.00 – $7.99	34,157	250,000	7.30	8.63	34,157	7.10
$8.00 – $8.40	44,216	29,218	8.22	7.65	44,216	8.20
	314,112	285,618	$7.02	6.73	314,112	$6.66

(1)The weighted average remaining contractual life of the options that were exercisable as of June 30, 2020 was 4.72 years.
The aggregate intrinsic value of options that were outstanding and exercisable at June 30, 2020 and December 31, 2019 was $0 and $952 thousand, respectively.

A summary of the status of the unvested options outstanding as of June 30, 2020 and 2019, and changes in the weighted average grant date fair values of the unvested options during the six months ended June 30, 2020 and 2019, are set forth in the following table.

	For the six months ended June 30,
	2020		2019
	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value Per Share	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value Per Share
Unvested at the beginning of the period	334,322	$2.19	275,457	$2.79
Granted	—	—	—	—
Vested	(34,809)	2.78	(147,687)	2.79
Forfeited/Canceled	(13,895)	2.81	(6,744)	2.83
Unvested at the end of the period	285,618	2.09	121,026	2.79

At June 30, 2020, the weighted average period over which nonvested awards were expected to be recognized was 3.76 years.
Restricted Stock
The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the six months ended June 30, 2020 and 2019.

	For the six months ended June 30,
	2020		2019
	Number of Shares	Average Grant Date Fair Value Per Share	Number of Shares	Average Grant Date Fair Value Per Share
Outstanding at the beginning of the period	124,202	$8.44	115,031	$8.04
Granted	63,256	5.57	123,896	8.59
Vested	(45,649)	8.46	(61,337)	7.78
Forfeited	(20,473)	8.21	(7,376)	8.77
Outstanding at the end of the period	121,336	$6.98	170,214	$8.50

        Stock Units
        There was no activity related to stock units granted, vested and forfeited under our equity incentive plans during the six months ended June 30, 2020 and 2019.

Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options, restricted stock, and stock units outstanding at June 30, 2020, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Stock Units	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
Remainder of 2020	$89	$230	$123	$442
2021	125	261	244	630
2022	110	123	164	397
2023	101	50	—	151
2024 and beyond	67	10	—	77
	$492	$674	$531	$1,697
        The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the three months ended June 30, 2020 and 2019 were $150 thousand and $154 thousand, respectively, in each case net of taxes, and $301 thousand and $295 thousand for the six months ended June 30, 2020 and 2019, respectively, in each case net of taxes.

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

The following table shows how we computed basic and diluted EPS for the three and six months ended June 30, 2020 and 2019.

(In thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Basic EPS:
Net income (loss)	$1,905	$2,728	$(455)	$3,610
Net income allocable to common shareholders	$1,905	$2,728	$(455)	$3,610
Less earnings allocated to participating securities	17	102	—	191
Earnings allocated to common shareholders	$1,888	$2,626	$(455)	$3,419
Weighted average common shares outstanding	23,502	22,620	23,489	22,224
Basic earnings per common share	$0.08	$0.12	$(0.02)	$0.15
Diluted EPS:
Earnings allocated to common shareholders	$1,905	$2,728	$(455)	$3,610
Weighted average common shares outstanding	23,502	22,620	23,489	22,224
Add dilutive effects of restricted stock grants	111	170	—	154
Add dilutive effects of restricted stock units	100	—	—	—
Add dilutive effects for assumed conversion of Series A preferred stock	—	710	—	1,086
Add dilutive effect for stock options	—	116	—	117
Weighted average diluted common shares outstanding	23,713	23,616	23,489	23,581
Diluted earnings per common share	$0.08	$0.12	$(0.02)	$0.15

(1)The basic and diluted earnings per share amounts for the three and six months ended June 30, 2020 and 2019 are the same under both the Treasury Stock Method and the Two-Class Method as prescribed in FASB ASC 260-10, Earnings Per Share.
        The weighted average shares that have an antidilutive effect in the calculation of diluted net income per share and have been excluded from the computations above were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Stock options(1)(2)	631,995	183,724	782,909	184,275

(1)Stock options that were excluded from the computation of diluted earnings per common share for the three and six months ended June 30, 2020 and 2019 as a result of the reported net loss available to common shareholders.
(2)Represents stock options that were excluded from the computation of diluted earnings per common share for the three and six months ended June 30, 2020 and 2019 as a result of the shares being “out-of-the-money.”

10. Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss), net
        Accumulated other comprehensive income (loss), net as of June 30, 2020 and December 31, 2019 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Accumulated Other Comprehensive Income (Loss), Net
	(Dollars in thousands)
Ending balance as of December 31, 2018	$(1,144)	$(1,144)
Other comprehensive income before reclassifications, net of tax of $242 thousand	577	577
Other comprehensive loss, net of tax of $242 thousand	577	577
Ending balance as of December 31, 2019	$(567)	$(567)
Other comprehensive income before reclassifications, net of tax of $289 thousand	688	688
Other comprehensive income, net of tax of $289 thousand	688	688
Ending balance as of June 30, 2020	$121	$121

11. Commitments and Contingencies
Commitments
To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At June 30, 2020 and December 31, 2019, we were committed to fund certain loans including letters of credit amounting to approximately $286 million and $316 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represent the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $350 thousand at both June 30, 2020 and December 31, 2019.
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
Borrowings
At June 30, 2020 and December 31, 2019, our borrowings and contractual obligations consisted of the following:

(Dollars in thousands)	June 30, 2020	December 31, 2019
FHLB advances—short-term	$70,000	$30,000
Other borrowings—short-term(1)	3,962	—
Total	$73,962	$30,000

(1) Other borrowings are from the Federal Reserve's Paycheck Protection Program Liquidity Facility ("PPPLF") that extends credit to eligible financial institutions that originate PPP loans.

The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 0.63% for the six months ended June 30, 2020.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
50,000	0.22%	September 30, 2020
10,000	1.71%	December 30, 2020
10,000	1.62%	January 25, 2021
At June 30, 2020, $470 million of loans were pledged to support our FHLB borrowings and our unfunded borrowing capacity. As of June 30, 2020, we had unused borrowing capacity of $239 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the three months ended June 30, 2020 was $124 million. At June 30, 2020 and December 31, 2019, commercial and consumer loans of $187 million and $210 million, respectively, were pledged to secure borrowings from the FRB to support our unfunded borrowing capacity of $126 million and $146 million, respectively.
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
        Based on our evaluation of lawsuits and other proceedings that were pending against us as of June 30, 2020, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our results of operations or cash flows for any particular reporting period.

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
The following table sets forth information regarding the net interest income and noninterest income for our commercial banking segment for the three and six months ended June 30, 2020 and 2019.

(Dollars in thousands)	Commercial	Other(1)	Total
Net interest income for the three months ended June 30,
2020	$13,486	$(168)	$13,318
2019	$12,449	$(230)	$12,219
Noninterest income for the three months ended June 30,
2020	$1,159	$12	$1,171
2019	$1,379	$7	$1,386
Net interest income for the six months ended June 30,
2020	$25,155	$(364)	$24,791
2019	$24,733	$(463)	$24,270
Noninterest income for the six months ended June 30,
2020	$2,248	$17	$2,265
2019	$2,862	$14	$2,876
Segment Assets at:
June 30, 2020	$1,685,412	$2,780	$1,688,192
December 31, 2019	$1,414,996	$1,158	$1,416,154

(1)Represents net interest income and noninterest income for PMBC.

13. Regulatory Capital
Under federal banking regulations that apply to all United States-based bank holding companies over $3 billion in total assets and all federally insured banks, the Bank (on a stand-alone basis) must meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items, calculated under regulatory accounting practices. The Company (on a consolidated basis) is below the reporting threshold of $3 billion in total assets and therefore is not subject to the same capital adequacy requirements. Under those regulations, each federally insured bank is determined by its primary federal bank regulatory agency to come within one of the following capital adequacy categories on the basis of its capital ratios:
•well-capitalized
•adequately capitalized
•undercapitalized
•significantly undercapitalized; or
•critically undercapitalized
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
The following table sets forth the capital and capital ratios of the Bank (on a stand-alone basis) at June 30, 2020, as compared to the regulatory requirements applicable to it.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk Weighted Assets	173,270	14.5%	123,451	At least 8.625	$123,938	At least 10.0

Common Equity Tier 1 Capital to Risk Weighted Assets	158,302	13.3%	63,518	At least 5.125	$80,560	At least 6.5

Tier 1 Capital to Risk Weighted Assets	158,302	13.3%	82,109	At least 6.625	$99,151	At least 8.0

Tier 1 Capital to Average Assets	158,302	9.2%	57,253	At least 4.0	$71,566	At least 5.0
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt correct action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. At June 30, 2020, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution under the capital adequacy guidelines described above.
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

14. Risks and Uncertainties

        The outbreak of the novel coronavirus (“COVID-19”) and the Federal Reserve's response to the economic challenges during the first two quarters of 2020 has resulted in an uncertain and rapidly evolving economy. Governmental response to combat this pandemic have resulted in approximately 40% of our staff to shift to work remotely. Our business continuity plans have been activated by COVID-19 and we have been able to fully support our remote workforce and have the ability to support all employees in a remote work environment. These remote work arrangements have not adversely impacted our ability to serve our clients, and have not had an impact on our financial reporting systems or the internal controls we have over financial reporting, disclosures and related procedures.
        The most significant impact of COVID-19 on our business has been to the quality of our loan portfolio and to net interest income as short-term interest rates sharply declined. We have increased the qualitative factors used in the determination of the adequacy of our allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on our clients and their ability to fulfill their obligations. We have no certainty that the provisions we made during the first two quarters of 2020 will be sufficient to absorb the losses that stem from the impact of COVID-19 on our clients. As the longer term effects on our clients from the COVID-19 pandemic become more apparent, we may need to charge-off some or all of the balance on certain loans and make further provisions to increase our allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon our capital, including the potential need to reevaluate the need for a valuation allowance on our deferred tax asset. At this time, we don't expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities.
        The Bank is currently Well Capitalized under federal banking regulations that apply to all United States-based banks, with approximately $49 million of capital in excess of what is required for the Bank to be Well Capitalized using the ratio of Total Capital to Risk Weighted Assets. The Company has approximately $10 million of capital that it could contribute to the Bank should it be needed. In the event that future loan and leases loss and/or tax provisions reduce our capital surplus, we would be required to undertake measures to return the Bank's capital ratios to Well Capitalized levels, which could include but not be limited to raising additional capital or reducing the Bank's asset size. We believe that we would have access to equity and debt markets to secure additional capital for the Bank should the need arise, but we have no certainty regarding the extent of the availability of these markets at the time such need would arise.
        Increased demand for liquidity by our clients is another impact that we anticipate could occur should the COVID-19 effects be prolonged. As of June 30, 2020 the Company and the Bank's on-balance sheet liquidity was very strong and combined with our contingent liquidity resources, we believe that the Bank has sufficient resources to meet the liquidity needs of our clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing our reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

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
In addition to the risk of incurring loan losses and provision for loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: deteriorating economic conditions and macroeconomic factors such as unemployment rates and the volume of bankruptcies, as well as changes in monetary, fiscal or tax policy to address the impact of COVID-19, any of which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk that steps we have taken to strengthen our overall credit administration are not effective; the risk of a recession in the United States economy, and domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not succeed in further reducing our remaining nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of other real estate owned and would continue to incur expenses associated with the management and disposition of those assets; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities; the risk that our efforts to develop a robust commercial banking platform may not succeed; and the risk that we may be unable to realize our expected level of increasing deposit inflows. Many of the foregoing risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Readers of this Report are encouraged to review the additional information regarding these and other risks and uncertainties to which our business is subject that is contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) that we filed with the Securities and Exchange Commission (“SEC”) on March 9, 2020, as such information may be updated from time to time in subsequent Quarterly Reports on Form 10-Q that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three and six months ended, and our financial condition at, June 30, 2020.
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
As of June 30, 2020, our total assets, net loans and total deposits were $1.7 billion, $1.4 billion and $1.4 billion, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the six months ended June 30, 2020 and 2019, we operated as one reportable segment, Commercial Banking.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.

COVID-19 Impact
        The outbreak of the novel coronavirus (“COVID-19”) and the Federal Reserve's response to the economic challenges during the first two quarters of 2020 has resulted in an uncertain and rapidly evolving economy. Governmental response to combat this pandemic have resulted in approximately 40% of our staff to shift to work remotely. Our business continuity plans have been activated by COVID-19 and we have been able to fully support our remote workforce and have the ability to support all employees in a remote work environment. These remote work arrangements have not adversely impacted our ability to serve our clients, and have not had an impact on our financial reporting systems or the internal controls we have over financial reporting, disclosures and related procedures.
        The most significant impact of COVID-19 on our business has been to the quality of our loan portfolio and to net interest income as short-term interest rates sharply declined. We have increased the qualitative factors used in the determination of the adequacy of our allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on our clients and their ability to fulfill their obligations. We have no certainty that the provisions we made during the first two quarters of 2020 will be sufficient to absorb the losses that stem from the impact of COVID-19 on our clients. As the longer term effects on our clients from the COVID-19 pandemic become more apparent, we may need to charge-off some or all of the balance on certain loans and make further provisions to increase our allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon our capital, including the potential need to reevaluate the need for a valuation allowance on our deferred tax asset. At this time, we don't expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities.
        The Bank is currently Well Capitalized under federal banking regulations that apply to all United States-based banks, with approximately $49 million of capital in excess of what is required for the Bank to be Well Capitalized using the ratio of Total Capital to Risk Weighted Assets. The Company has approximately $10 million of capital that it could contribute to the Bank should it be needed. In the event that future loan and leases loss and/or tax provisions reduce our capital surplus, we would be required to undertake measures to return the Bank's capital ratios to Well Capitalized levels, which could include but not be limited to raising additional capital or reducing the Bank's asset size. We believe that we would have access to equity and debt markets to secure additional capital for the Bank should the need arise, but we have no certainty regarding the extent of the availability of these markets at the time such need would arise.
        Increased demand for liquidity by our clients is another impact that we anticipate could occur should the COVID-19 effects be prolonged. As of June 30, 2020 the Company and the Bank's on-balance sheet liquidity was very strong and combined with our contingent liquidity resources, we believe that the Bank has sufficient resources to meet the liquidity needs of our clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing our reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

Results of Operations
Operating Results for the Three and Six Months Ended June 30, 2020 and 2019
        Our operating results for the three and six months ended June 30, 2020, compared to the same period in June 30, 2019, were as follows:

	Three Months Ended June 30,		2020 vs. 2019 % Change	Six Months Ended June 30,		2020 vs. 2019 % Change
	2020	2019		2020	2019
	(Dollars in thousands)
Interest income	$15,580	$16,466	(5.4)%	$30,349	$32,632	(7.0)%
Interest expense	2,262	4,247	(46.7)%	5,558	8,362	(33.5)%
Provision for loan and lease losses	2,850	—	N/A	9,050	3,300	174.2%
Noninterest income	1,171	1,386	(15.5)%	2,265	2,876	(21.2)%
Noninterest expense	8,934	9,707	(8.0)%	18,651	18,691	(0.2)%
Income tax expense	800	1,170	(31.6)%	(190)	1,545	(112.3)%
Net income (loss)	1,905	2,728	(30.2)%	(455)	3,610	(112.6)%

Interest Income
Three Months Ended June 30, 2020 and 2019
        Total interest income decreased 5.4% to $15.6 million for the three months ended June 30, 2020 from $16.5 million for the three months ended June 30, 2019. This was primarily due to a decrease in interest earned on short-term investments as a result of a decrease in the average yield during the three months ended June 30, 2020 as compared to the same prior year period. During the three months ended June 30, 2020 and 2019, interest income on loans was $15.3 million and $14.6 million, respectively, yielding 4.62% and 5.51% on average loan balances of $1.33 billion and $1.06 billion, respectively. The increase to interest income on loans is due to an increase in the average loan balance primarily attributable to the execution of PPP during the three months ended June 30, 2020. The decrease in average loan yields is primarily attributable to the Board of Governors of the Federal Reserve System ("Federal Reserve Board") cutting short-term interest rates by 225 basis points throughout the course of the year from June 30, 2019 through June 30, 2020, of which 150 of the basis point reduction occurred in the first quarter of 2020 in response to the economic conditions caused by the outbreak of COVID.
During the three months ended June 30, 2020 and 2019, interest income from our securities available-for-sale and stock was $210 thousand and $260 thousand, respectively, yielding 2.41% and 2.83% on average balances of $35.0 million and $36.9 million, respectively. The average securities balances decreased as a result of the maturities of, and payments on, securities available-for-sale during 2019. Interest income from our short-term investments, including our Federal Funds sold and interest-bearing deposits, was $79 thousand and $1.6 million for the three months ended June 30, 2020 and 2019, respectively, yielding 0.10% and 2.41% on average balances of $322.0 million and $270.0 million, respectively. The decrease in interest income from our short-term investments was primarily attributable to the Federal Reserve Board cutting short-term interest rates by 225 basis points throughout the course of the year from June 30, 2019 through June 30, 2020, of which 150 of the basis point reduction occurred in the first quarter of 2020 in response to the economic conditions caused by the outbreak of COVID. As a result, total interest income on investments decreased for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Six Months Ended June 30, 2020 and 2019
Total interest income decreased 7.0% to $30.3 million for the six months ended June 30, 2020 from $32.6 million for the six months ended June 30, 2019. This was primarily due to a decrease in interest income on short-term investments during the six months ended June 30, 2020 as compared to the same prior year period. During the six months ended June 30, 2020 and 2019, interest income on loans was $29.1 million and $29.1 million, respectively, yielding 4.78% and 5.48% on average loan balances of $1.22 billion and $1.07 billion, respectively. The increase in the average loan balances is primarily attributable to the execution of PPP during the three months ended June 30, 2020. Loan interest income remained consistent at $29.1 million despite the decrease in yield as a result of fee income from PPP loans included in interest income. The decrease in average loan yield is primarily attributable to the Federal Reserve Board cutting short-term interest rates by 225 basis points throughout the course of the year from June 30, 2019 through June 30, 2020, of which 150 of the basis point reduction occurred in the first quarter of 2020 in response to the economic conditions caused by the outbreak of COVID.

During the six months ended June 30, 2020 and 2019, interest income from our securities available-for-sale and stock was $471 thousand and $551 thousand, respectively, yielding 2.67% and 2.92% on average balances of $35.4 million and $38.0 million, respectively. The average securities balances decreased as a result of the maturities of, and payments on, securities available-for-sale during 2019. Interest income from our short-term investments, including our Federal Funds sold and interest-bearing deposits, was $800 thousand and $3.0 million for the six months ended June 30, 2020 and 2019, respectively, yielding 0.59% and 2.42% on average balances of $271.3 million and $247.9 million, respectively. The decrease in interest income from our short-term investments was primarily attributable to an decrease in the average yield during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 as a result of the Federal Reserve Board cutting short-term interest rates by 225 basis points throughout the course of the year from June 30, 2019 through June 30, 2020, of which 150 of the basis point reduction occurred in the first quarter of 2020 in response to the economic conditions caused by the outbreak of COVID. As a result, total interest income on investments decreased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Interest Expense
Three Months Ended June 30, 2020 and 2019
Total interest expense decreased 46.7% to $2.3 million for the three months ended June 30, 2020 from $4.2 million for the three months ended June 30, 2019. The decrease was primarily due to a decrease in our cost of funds from 1.92% at June 30, 2019 to 0.95% at June 30, 2020, partially offset by an increase in the average balance of interest-bearing liabilities from $888.9 million at June 30, 2019 to $957.9 million at June 30, 2020, which consisted of deposits, borrowings and junior subordinated debentures. Our cost of funds decreased as a result of the actions of the Federal Reserve Board to cut short-term interest rates by 75 basis points throughout the year 2019 and 150 basis points during the first quarter of 2020 in response to the outbreak of COVID. The increase in our average balance of interest-bearing liabilities is primarily the result of an increase in our FHLB borrowings. Interest expense on our certificates of deposit for the three months ended June 30, 2020 and 2019 was $1.4 million and $1.5 million, respectively, with a cost of funds of 2.12% and 2.25% on average balances of $260.4 million and $261.7 million, respectively.

Six Months Ended June 30, 2020 and 2019
Total interest expense decreased 33.5% to $5.6 million for the six months ended June 30, 2020 from $8.4 million the six months ended June 30, 2019. The decrease was primarily due to a decrease in our cost of funds from 1.90% at June 30, 2019 to 1.24% at June 30, 2020, partially offset by an increase in the average balance of interest-bearing liabilities of $886.1 million at June 30, 2019 to $902.0 million at June 30, 2020, which consisted of deposits, borrowings and junior subordinated debentures. Our cost of funds decreased as a result of the actions of the Federal Reserve Board to cut short-term interest rates by 75 basis points throughout the year 2019 and 150 basis points during the first quarter of 2020 in response to the outbreak of COVID. The increase in our average balance of interest-bearing liabilities is primarily the result of an increase in our Federal Home Loan Bank (“FHLB”) borrowings. Interest expense on our certificates of deposit for the six months ended June 30, 2020 and 2019 was $3.0 million and $2.8 million, respectively, with a cost of funds of 2.21% and 2.13% on average balances of $268.2 million and $267.0 million, respectively.
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
The following tables set forth information regarding our average balances, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and six months ended June 30, 2020 and 2019. Average balances are calculated based on average daily balances.

	Three Months Ended June 30,
	2020			2019
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$322,023	$79	0.10%	$269,980	$1,620	2.41%
Securities available for sale and stock(2)	35,000	210	2.41%	36,880	260	2.83%
Loans(3)	1,331,270	15,291	4.62%	1,062,228	14,586	5.51%
Total interest-earning assets	1,688,293	15,580	3.71%	1,369,088	16,466	4.82%
Noninterest-earning assets
Cash and due from banks	16,622			15,573
All other assets	28,048			26,052
Total assets	$1,732,963			$1,410,713
Interest-bearing liabilities:
Interest-bearing checking accounts	$103,164	$25	0.10%	$108,530	$181	0.67%
Money market and savings accounts	454,877	567	0.50%	460,935	2,106	1.83%
Certificates of deposit	260,354	1,371	2.12%	261,721	1,466	2.25%
Other borrowings	122,015	130	0.43%	40,220	262	2.61%
Junior subordinated debentures	17,527	169	3.88%	17,527	232	5.31%
Total interest bearing liabilities	957,937	2,262	0.95%	888,933	4,247	1.92%
Noninterest bearing liabilities
Demand deposits	606,481			360,597
Accrued expenses and other liabilities	18,649			16,544
Shareholders’ equity	149,896			144,639
Total liabilities and shareholders’ equity	$1,732,963			$1,410,713
Net interest income		$13,318			$12,219
Net interest income/spread			2.76%			2.90%
Net interest margin			3.17%			3.58%

(1)Short-term investments consist of Federal Funds sold and interest bearing deposits that we maintain at other financial institutions.
(2)Stock consists of FHLB stock and FRBSF stock.
(3)Loans include the average balance of nonaccrual loans.

	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$271,310	$800	0.59%	$247,893	$2,975	2.42%
Securities available for sale and stock(2)	35,422	471	2.67%	38,035	551	2.92%
Loans(3)	1,224,134	29,078	4.78%	1,071,449	29,106	5.48%
Total interest-earning assets	1,530,866	30,349	3.99%	1,357,377	32,632	4.85%
Noninterest-earning assets
Cash and due from banks	16,698			15,330
All other assets	26,601			27,632
Total assets	$1,574,165			$1,400,339
Interest-bearing liabilities:
Interest-bearing checking accounts	$103,260	$113	0.22%	$102,038	$342	0.68%
Money market and savings accounts	435,205	1,864	0.86%	459,463	4,220	1.85%
Certificates of deposit	268,200	2,951	2.21%	266,959	2,815	2.13%
Other borrowings	77,821	263	0.68%	40,110	520	2.61%
Junior subordinated debentures	17,527	367	4.21%	17,527	465	5.35%
Total interest bearing liabilities	902,013	5,558	1.24%	886,097	8,362	1.90%
Noninterest bearing liabilities
Demand deposits	502,514			350,919
Accrued expenses and other liabilities	19,175			19,397
Shareholders’ equity	150,463			143,926
Total liabilities and shareholders’ equity	$1,574,165			$1,400,339
Net interest income		$24,791			$24,270
Net interest income/spread			2.75%			2.95%
Net interest margin			3.26%			3.61%

(1)Short-term investments consist of Federal Funds sold and interest bearing deposits that we maintain at other financial institutions.
(2)Stock consists of FHLB stock and FRBSF stock.
(3)Loans include the average balance of nonaccrual loans.

The following table sets forth changes in interest income, including loan fees, and interest paid in the three and six months ended June 30, 2020 and 2019 and the extent to which those changes were attributable to changes in (i) the volumes of or the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019 Increase (Decrease) due to Changes in			Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$261	$(1,802)	$(1,541)	$259	$(2,434)	$(2,175)
Securities available for sale and stock(2)	(13)	(37)	(50)	(36)	(44)	(80)
Loans	3,297	(2,592)	705	3,921	(3,949)	(28)
Total earning assets	3,545	(4,431)	(886)	4,144	(6,427)	(2,283)
Interest expense
Interest-bearing checking accounts	(9)	(147)	(156)	4	(233)	(229)
Money market and savings accounts	(27)	(1,512)	(1,539)	(212)	(2,144)	(2,356)
Certificates of deposit	(8)	(87)	(95)	14	122	136
Borrowings	216	(348)	(132)	288	(545)	(257)
Junior subordinated debentures	—	(63)	(63)	—	(98)	(98)
Total interest-bearing liabilities	172	(2,157)	(1,985)	94	(2,898)	(2,804)
Net interest income	$3,373	$(2,274)	$1,099	$4,050	$(3,529)	$521

(1)Short-term investments consist of Federal Funds sold and interest bearing deposits that we maintain at other financial institutions.
(2)Stock consists of FHLB stock and FRBSF stock.
Provision for Loan and Lease Losses
We maintain reserves to provide for loan losses that occur in the ordinary course of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced (“written down”) to what management believes is its realizable value or, if it is determined that a loan no longer has any realizable value, the carrying value of the loan is written off in its entirety (a loan “charge-off”). Loan charge-offs and write-downs are charged against our allowance for loan and lease losses (“ALLL”). The amount of the ALLL is increased periodically to replenish the ALLL after it has been reduced due to loan write-downs or charge-offs. The ALLL also is increased or decreased periodically to reflect increases or decreases in the volume of outstanding loans and to take account of changes in the risk of probable loan losses due to financial performance of borrowers, the value of collateral securing nonperforming loans or changing economic conditions. Increases in the ALLL are made through a “provision for loan and lease losses” that is recorded as an expense in the statement of operations. Increases in the ALLL are also recognized through the recovery of charged-off loans which are added back to the ALLL. As such, recoveries are a direct offset for a provision for loan and lease losses that would otherwise be needed to replenish or increase the ALLL.
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
        We recorded a provision for loan and lease losses of $2.9 million and $9.1 million, respectively, during the three and six months ended June 30, 2020 as a result of total charge-offs of $2.2 million and $4.5 million, respectively, increases in classified and nonperforming loans, and qualitative factor increases related to COVID. For the three and six months ended June 30, 2020, we made adjustments to our qualitative risk factor to incorporate the current economic conditions caused by the COVID pandemic. We recorded a provision for loan and lease losses of zero and $3.3 million, respectively, during the three and six months ended June 30, 2019 as a result of total charge-offs of $5.8 million, which primarily related to one large credit, partially offset by a decline in the level of classified assets.

See “—Financial Condition—Nonperforming Assets and Allowance for Loan and Lease Losses” below in this Item 2 for additional information regarding the ALLL.
Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
	Amount	Amount	Percentage Change	Amount	Amount	Percentage Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(Dollars in thousands)
Service fees on deposits and other banking services	$625	$443	41.1%	$1,147	$840	36.5%
Net loss on sale of other assets	(53)	(11)	381.8%	(47)	(36)	30.6%
Net gain on sale of Small Business Administration loans	—	300	100.0%	—	600	100.0%
Other noninterest income	599	654	(8.4)%	1,165	1,472	(20.9)%
Total noninterest income	$1,171	$1,386	(15.5)%	$2,265	$2,876	(21.2)%
Three Months Ended June 30, 2020 and 2019
        Noninterest income decreased by $215 thousand, or 15.5%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily as a result of:
•A net gain on sale of SBA loans of $300 thousand during the three months ended June 30, 2019 that did not occur in the same period in 2020; and
•A decrease of $55 thousand in other noninterest income during the second quarter of 2020 as compared to the same quarter of 2019 which included nonrecurring early closure and annual loan fees, partially offset by
•An increase of $182 thousand in service fees on loans and deposits and other banking services during the second quarter of 2020.

Six Months Ended June 30, 2020 and 2019
Noninterest income decreased $611 thousand, or 21.2%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily as a result of:
•A net gain on sale of SBA loans of $600 thousand during the six months ended June 30, 2019 that did not occur in the same period in 2020; and
•A decrease of $307 thousand in other noninterest income which included nonrecurring early closure and annual loan fees in 2019; partially offset by
•An increase in service fees on loans and deposits and other banking services during the six months ended June 30, 2020 as compared to the same period in 2019.

Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense during the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	Amount	Amount	Percent Change	Amount	Amount	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$5,462	$5,737	(4.8)%	$11,531	$11,177	3.2%
Occupancy	668	647	3.2%	1,339	1,274	5.1%
Equipment and depreciation	508	480	5.8%	959	941	1.9%
Data processing	592	526	12.5%	1,236	1,044	18.4%
FDIC expense	210	193	8.8%	403	357	12.9%
Other real estate owned expense, net	—	1	100.0%	—	69	(100.0)%
Professional fees	702	1,190	(41.0)%	1,563	1,986	(21.3)%
Business development	137	241	(43.2)%	309	437	(29.3)%
Loan related expense	152	122	24.6%	277	307	(9.8)%
Insurance	63	61	3.3%	126	123	2.4%
Other operating expenses (1)	440	509	(13.6)%	908	976	(7.0)%
Total noninterest expense	$8,934	$9,707	(8.0)%	$18,651	$18,691	(0.2)%

(1)Other operating expenses primarily consist of telephone, investor relations, promotional, regulatory expenses, and correspondent bank fees.
Three Months Ended June 30, 2020 and 2019
        Noninterest expense decreased $773 thousand, or 8.0%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily as a result of:
•A decrease of $275 thousand in salaries and employee benefits primarily related to a reorganization of the Bank during the second quarter of 2020; and
•A decrease of $488 thousand in our professional fees primarily related to lower legal fees during the second quarter of 2020 compared to legal fees in the second quarter of 2019; and
•A decrease of $104 thousand in our business development costs related to the implementation of cost savings initiatives; partially offset by
•An increase of $66 thousand in our data processing fees primarily related to a higher credit card and deposit transaction volume in the second quarter of 2020; and
•An increase in various expense accounts related to the normal course of operating, including expenses related to loan production and servicing during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Six Months Ended June 30, 2020 and 2019
Noninterest expense decreased $40 thousand, or 0.2%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily as a result of:
•A decrease of $423 thousand in our professional fees primarily related to higher legal fees in 2019; and
•A decrease of $128 thousand in our business development costs related to the implementation of cost savings initiatives; partially offset by
•An increase of $354 thousand in salaries and employee benefits primarily related to an increase in employee compensation expense and hiring related fees; and
•An increase of $192 thousand in our data processing fees primarily related to a higher credit card and deposit transaction volume in the current year.

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
        For the three months ended June 30, 2020, we had income tax expense of $800 thousand as a result of our operating income, and for the six months ended June 30, 2020, we had income tax benefit of $190 thousand as a result of our year-to-date operating loss. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and based on its evaluation, management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at June 30, 2020. Significant positive evidence included our three-year cumulative income position, the expectation that we will have positive earnings for the year based on positive income in eleven of the last twelve trailing quarters, and our forecasted net income for the year. Negative evidence included our accumulated deficit, net loss for the first quarter of 2020, and deterioration in asset quality.
        For the three months and six months ended June 30, 2019, we had income tax expense of $1.2 million and $1.5 million, respectively, as a result of our operating income. During the three months ended June 30, 2019, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset. Based on this evaluation, management believed that the Company would be able to realize the deferred tax asset within the period that our operating losses may be carried forward. Significant positive evidence included our three-year cumulative income position, continued improvement in asset quality, and the expectation that we will continue to have positive earnings based on ten trailing quarters of positive income and our forecast. Negative evidence at June 30, 2019 included our accumulated deficit.

Financial Condition
Assets
Our total assets increased by $272 million at June 30, 2020 compared to December 31, 2019. The following table sets forth the composition of our interest earning assets at:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$241,859	$202,729
Interest-bearing time deposits with financial institutions	2,345	2,420
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	7,910	7,910
Securities available for sale, at fair value	26,213	28,344
Loans (net of allowances of $18,166 and $13,611, respectively)	1,350,800	1,117,511

(1)Includes interest-earning balances maintained at the FRBSF.
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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of June 30, 2020 and December 31, 2019:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at June 30, 2020:
Commercial mortgage backed securities issued by U.S. Agencies	$8,537	$416	$—	$8,953
Residential mortgage backed securities issued by U.S. Agencies	16,883	380	(3)	17,260
Total securities available for sale	$25,420	$796	$(3)	$26,213
Securities available for sale at December 31, 2019:
Commercial mortgage backed securities issued by U.S. Agencies	$9,147	$128	$(46)	$9,229
Residential mortgage backed securities issued by U.S. Agencies	19,380	12	(277)	19,115
Total securities available for sale	$28,527	$140	$(323)	$28,344

The amortized cost of securities available for sale at June 30, 2020 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, if any, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	June 30, 2020 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
Commercial mortgage backed securities issued by U.S. Agencies	726	0.66%	2,773	1.61%	5,038	2.09%	—	—%	8,537	1.81%
Residential mortgage-backed securities issued by U.S. Agencies	4,653	1.54%	9,797	1.48%	2,433	1.58%	—	—%	16,883	1.51%
Total securities available for sale	$5,379	1.42%	$12,570	1.51%	$7,471	1.92%	$—	—%	$25,420	1.61%

Loans

        The outbreak of COVID-19 will continue to have an impact on our loan portfolio as we experience a prolonged period of economic uncertainty that affects a broad range of industries in which our customers operate. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans. As a result of these risks, we have provided for additional losses in our provision for loan and lease losses with increased qualitative factors to reflect the current economic environment. Our participation in the PPP has allowed us to assist hundreds of our customers in securing funding from the SBA. The Bank was able to begin processing applications for PPP loans on April 3, 2020, the very first day the SBA began accepting applications, due to the preparations made by the Bank at the end of the first quarter. During the second quarter, the Bank was able to process 693 loan applications for approximately $280 million, which was largely for the benefit of the Bank's existing clients who have been impacted by COVID-19. Our loan growth in the second quarter of 2020 was primarily due to these loans funded under the PPP.
The following table sets forth the composition, by loan category, of our loan portfolio at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$698,280	51.0%	$409,420	36.2%
Commercial real estate loans – owner occupied	195,379	14.3%	219,483	19.5%
Commercial real estate loans – all other	203,330	14.8%	208,283	18.5%
Residential mortgage loans – multi-family	164,575	12.0%	176,523	15.7%
Residential mortgage loans – single family	15,522	1.1%	18,782	1.7%
Construction and land development loans	7,247	0.5%	2,981	0.3%
Consumer loans	85,414	6.3%	90,867	8.1%
Total loans	1,369,747	100.0%	1,126,339	100.0%
Deferred loan origination costs, net	(781)		4,783
Allowance for loan and lease losses	(18,166)		(13,611)
Loans, net	$1,350,800		$1,117,511
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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at June 30, 2020:

	June 30, 2020
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$9,448	$27,873	$101,300	$138,621
Fixed rate	15,982	65,017	186,336	267,335
Commercial loans
Floating rate	74,893	86,264	22,329	183,486
Fixed rate	114,187	366,368	34,239	514,794
Total	$214,510	$545,522	$344,204	$1,104,236

(1)Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $180.1 million and $85.4 million, respectively, at June 30, 2020.
Nonperforming Assets and Allowance for Loan and Lease Losses
Nonperforming Assets. Nonperforming loans consist of (i) loans on nonaccrual status which are loans on which the accrual of interest has been discontinued and include restructured loans when there has not been a history of past performance on debt service in accordance with the contractual terms of the restructured loans, and (ii) loans 90 days or more past due and still accruing interest. Nonperforming assets are comprised of nonperforming loans and other real estate owned (“OREO”), which consists of real properties that we have acquired by or in lieu of foreclosure and which we intend to offer for sale.
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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at June 30, 2020 and December 31, 2019:

	At June 30, 2020	At December 31, 2019
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$18,200	$9,101
Commercial real estate	6,225	6,507
Consumer	256	74
Total nonaccrual loans	$24,681	$15,682
Other real estate owned (OREO)(1):
Total other real estate owned	$—	$—
Loans past due 90 days and still accruing interest:
Commercial loans	$670	$—
Residential mortgage	375
Total loans past due 90 days and still accruing interest	$1,045	$—
Other nonperforming assets:
Other foreclosed assets	663	164
Total nonperforming assets	$26,389	$15,846
Restructured loans(1):
Accruing loans	$—	$—
Nonaccruing loans (included in nonaccrual loans above)	—	—
Total restructured loans	$—	$—

(1)As of June 30, 2020 and December 31, 2019, we had no other real estate owned and no restructured loans.
As the table above indicates, total nonperforming assets increased by approximately $10.5 million, or 67%, to $26.4 million as of June 30, 2020 from $15.8 million as of December 31, 2019. The increase in our nonaccrual loans resulted primarily from $16.9 million of additions, partially offset by $4.6 million of charge-offs, $1.2 million of payoffs or pay downs on our nonaccrual loans, and the transfer to other assets of $558 thousand during the six months ended June 30, 2020.
Information Regarding Impaired Loans. At June 30, 2020, loans deemed impaired totaled $24.7 million as compared to $15.7 million at December 31, 2019. We had an average investment in impaired loans of $20.1 million for the six months ended June 30, 2020, as compared to $2.3 million for the six months ended June 30, 2019. The interest that would have been earned during the six months ended June 30, 2020 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $1.2 million.
The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with Accounting Standards Codification 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$2,992	$911	30.4%	$1,105	$561	50.8%
Impaired loans without specific reserves	21,689	—	—	14,577	—	—
Total impaired loans	$24,681	$911	3.7%	$15,682	$561	3.6%
The $9.0 million increase in impaired loans to $24.7 million at June 30, 2020 from $15.7 million at December 31, 2019 was primarily attributable to $15.3 million in additions to impaired loans during the period, partially offset by $1.2 million in principal payments, $558 thousand transferred to other assets, and $4.6 million charged-off during the six months ended June 30, 2020. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at June 30, 2020, $911 thousand specific reserves were required on our impaired loans and that all impaired loans were otherwise well secured and adequately collateralized.
Allowance for Loan and Lease Losses. The ALLL totaled $18.2 million, representing 1.33% of total loans outstanding at June 30, 2020, as compared to $13.6 million, or 1.21% of loans outstanding, at December 31, 2019. Total loans at June 30, 2020 included $280.3 million of PPP loans that are 100% government guaranteed, and the ALLL to total loans excluding the PPP loans at this date was 1.67%.
The adequacy of the ALLL is determined through periodic evaluations of the loan portfolio and other factors that can reasonably be expected to affect the ability of borrowers to meet their loan obligations. Those factors are inherently subjective as the process for determining the adequacy of the ALLL involves some significant estimates and assumptions about such matters such as (i) economic conditions and trends and the amounts and timing of expected future cash flows of borrowers which can affect their ability to meet their loan obligations to us, (ii) the fair value of the collateral securing nonperforming loans, (iii) estimates of losses that we may incur on nonperforming loans, which are determined on the basis of historical loss experience and industry loss factors and bank regulatory guidelines, which are subject to change, and (iv) various qualitative factors. Since those factors are subject to changes in economic and other conditions and changes in regulatory guidelines or other circumstances over which we have no control, the amount of the ALLL may prove to be insufficient to cover all of the loan losses we might incur in the future. In such an event, it may become necessary for us to increase the ALLL from time to time to maintain its adequacy. Such increases are effectuated by means of a charge to income, referred to as the “provision for loan and lease losses”, in our statements of our operations. See “—Results of Operations— Provision for Loan and Lease Losses, above in this Item 2.
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
In determining whether and the extent to which we will make adjustments to our loan loss migration model for purposes of determining the ALLL, we also consider a number of qualitative factors that can affect the performance and the collectability of the loans in our loan portfolio. Such qualitative factors include:
•The effects of changes that we may make in our loan policies or underwriting standards on the quality of the loans and the risks in our loan portfolios;
•Trends and changes in local, regional and national economic conditions, as well as changes in industry specific conditions, and any other reasonably foreseeable events that could affect the performance or the collectability of the loans in our loan portfolios;
•Material changes that may occur in the mix or in the volume of the loans in our loan portfolios that could alter, whether positively or negatively, the risk profile of those portfolios;
•Changes in management or loan personnel or other circumstances that could, either positively or negatively, impact the application of our loan underwriting standards, the monitoring of nonperforming loans or our loan collection efforts; and
•External factors that, in addition to economic conditions, can affect the ability of borrowers to meet their loan obligations, such as fires, earthquakes and terrorist attacks.
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

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the six months ended June 30, 2020 and 2019.

(Dollars in thousands)	Commercial	Real Estate	Construction and land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL for the six months ended June 30, 2020:
Balance at beginning of year	$8,883	$2,897	$34	$1,797	$—	$13,611
Charge-offs	(4,478)	—	—	(84)	—	(4,562)
Recoveries	60	—	—	7	—	67
Provision	7,022	1,836	43	149	—	9,050
Balance at June 30, 2020	$11,487	$4,733	$77	$1,869	$—	$18,166
Allowance for loan and lease losses as a percentage of average total loans						1.48%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.33%
Ratio of net charge-offs to average loans outstanding (annualized)						0.74%
ALLL for the six months ended June 30, 2019:
Balance at beginning of year	$8,071	$3,643	$426	$1,290	$76	$13,506
Charge-offs	(5,772)	—	—	(53)	—	(5,825)
Recoveries	483	—	—	10	—	493
Provision	4,027	(853)	(307)	509	(76)	3,300
Balance at June 30, 2019	$6,809	$2,790	$119	$1,756	$—	$11,474
Allowance for loan and lease losses as a percentage of average total loans						1.07%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.06%
Ratio of net charge-offs to average loans outstanding (annualized)						1.00%
        The ALLL increased by $6.7 million from June 30, 2019 to June 30, 2020 primarily as a result of charge-offs exceeding recoveries, an increase in classified and nonperforming loans, and qualitative factor increases related to COVID during the six months ended June 30, 2020. The reserve for loan losses may include an unallocated amount based upon our judgment as to possible credit losses inherent in the loan portfolio that may not have been captured by historical loss experience, qualitative factors, or specific evaluations of impaired loans. Unallocated reserves may be adjusted for factors including, but not limited to, unexpected or unusual events, volatile market and economic conditions, effects of changes or seasoning in methodologies, regulatory guidance and recommendations, or other factors that may impact borrower operating conditions and loss expectations. Management’s judgment as to unallocated reserves is determined in the context of, but separate from, the historical loss trends and qualitative factors described above. The unallocated reserve for loan losses was zero at June 30, 2020 and December 31, 2019.
        We classify our loan portfolios using asset quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses above in Item 1, provides a summary of loans by portfolio type and asset quality ratings as of June 30, 2020 and December 31, 2019. Loans totaled approximately $1.37 billion at June 30, 2020, an increase of $243.4 million from $1.13 billion at December 31, 2019. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2019 and June 30, 2020:
•Loans rated “Pass” totaled $1.26 billion, an increase of $201.3 million from $1.06 billion at December 31, 2019. The increase was primarily attributable to the $280 million of PPP loans funded during the quarter in addition to upgrades from "Special Mention" of $7.6 million, partially offset by downgrades to “Special Mention” and “Substandard” of $30.8 million and $34.8 million, respectively, and pay downs of principal payments.
•Loans rated “Special Mention” totaled $24.9 million, a decrease of $3.3 million from $28.3 million at December 31, 2019. The decrease was primarily the result of upgrades to "Pass" of $7.6 million,

downgrades to "Substandard" of $20.8 million, and $5.8 million of payoffs and principal payments, partially offset by $30.8 million downgraded from “Pass".
•Loans rated “Substandard” totaled $78.6 million, an increase of $41.6 million from $37.0 million at December 31, 2019. This increase was primarily the result of $34.8 million downgraded from “Pass”, $20.5 million downgraded from "Special Mention", and $1.3 million advanced on lines of credit, partially offset by $3.8 million downgraded to "Doubtful", $2.0 million of upgraded notes, charge-offs of $4.5 million, $4.0 million in principal payments, and $639 thousand transfer to other assets. The loans downgraded from the "Pass" rating had been rated "Watch", a rating within our "Pass" rating that receives more oversight and attention by management.
•Loans rated "Doubtful" totaled $3.8 million at June 30, 2020, an increase from zero at December 31, 2019. This increase was the result of loans downgraded from "Substandard".
Our loss migration analysis currently utilizes a series of nineteen staggered 16-quarter migration periods. As a result, for purposes of determining applicable loss factors at June 30, 2020, our migration analysis covered the period from June 30, 2016 to June 30, 2020. We believe this was consistent with and reasonably reflects current economic conditions, portfolio trends and the risks that were inherent in our loan portfolio at June 30, 2020.
The table below sets forth loan delinquencies, by quarter, for the five preceding quarters ended June 30, 2020.

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$11,857	$3,671	$533	$82	$—
Consumer loans	—	—	—	—	—
	12,412	3,765	533	82	—
30-89 days:
Commercial loans	5,912	20,903	1,715	3,490	5,334
Commercial real estate	1,063	955	749	—	—
Land development loans	—	—	—	4,267	—
Consumer loans	200	579	315	70	—
	7,175	22,437	2,779	7,827	5,334
Total Past Due(1)(2):	$19,587	$26,202	$3,312	$7,909	$5,334

(1)Past due balances include nonaccrual loans.
(2)No loans 90 days or more past due at June 30, 2019.
As the above table indicates, total past due loans increased by $16.3 million, to $19.6 million at June 30, 2020 from $3.3 million at December 31, 2019. Loans past due 90 days or more increased by $11.9 million, to $12.4 million at June 30, 2020, from $533 thousand at December 31, 2019.
Loans 30-89 days past due increased by $4.4 million to $7.2 million at June 30, 2020 from $2.8 million at December 31, 2019 primarily attributable to $27.9 million of additions, partially offset by $18.2 million paid current, $859 thousand of charge-offs, $3.6 million aged to over 90 days past due, transfer to other assets of $508 thousand, and principal payments of $335 thousand.
Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the six months ended June 30, 2020 and year ended December 31, 2019:

	Six Months Ended June 30, 2020		Year Ended December 31, 2019
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$502,514	—	$382,198	—
Interest-bearing checking accounts	103,260	0.22%	109,234	0.59%
Money market and savings deposits	435,205	0.86%	438,814	1.74%
Time deposits(1)	268,200	2.21%	265,859	2.26%
Total deposits	$1,309,179	0.76%	$1,196,105	1.19%

(1)Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Deposit Totals
Deposits totaled $1.4 billion at June 30, 2020 as compared to $1.2 billion at December 31, 2019. Deposit growth in the second quarter of 2020 was primarily concentrated in noninterest bearing demand deposits as a result of PPP loan funding. The following table provides information regarding the mix of our deposits at June 30, 2020 and December 31, 2019:

	At June 30, 2020		At December 31, 2019
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Deposits
Noninterest bearing demand deposits	$596,052	41.8%	$397,000	33.1%
Savings and other interest-bearing transaction deposits	582,953	40.8%	525,692	43.8%
Time deposits(1)	249,521	17.5%	276,878	23.1%
Total deposits	$1,428,526	100.0%	$1,199,570	100.0%

(1)Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $228.1 million, or 16.0%, of total deposits at June 30, 2020, as compared to $252.9 million, or 21.1%, of total deposits at December 31, 2019.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$4,294	$59,612	$6,532	$46,621
Over three and through six months	4,303	50,538	4,376	45,882
Over six and through twelve months	8,317	71,079	8,186	93,316
Over twelve months	4,539	46,839	4,926	67,039
Total	$21,453	$228,068	$24,020	$252,858
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
        During the six months ended June 30, 2020, we did not recognize additional operating liabilities or corresponding ROU assets based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. Refer to the Note 1, Significant Accounting Policies and Note 6, Leases above in Item 1 for further detail.

Liquidity
We actively manage our liquidity needs to ensure that sufficient funds are available to meet our needs for cash, including to fund new loans and deposit withdrawals by our customers. We project the future sources and uses of funds and maintain liquid funds for unanticipated events such as the COVID-19 pandemic. Our primary sources of cash include cash we have on deposit at other financial institutions, payments from borrowers on their loans, proceeds from sales or maturities of securities held for sale, sales of residential mortgage loans, increases in deposits and increases in borrowings principally from the FHLB. The primary uses of cash include funding new loans and making advances on existing lines of credit, purchasing investments, including securities available for sale, funding new residential mortgage loans, funding deposit withdrawals and paying operating expenses. We maintain funds in overnight Federal Funds sold and other short-term investments to provide for short-term liquidity needs. We also have obtained credit lines from the FHLB and other financial institutions to meet any additional liquidity requirements we might have. See “—Contractual Obligations—Borrowings” below for additional information related to our borrowings from the FHLB.
Our liquid assets, which included cash and due from banks, Federal Funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding FRBSF and FHLB stock) totaled $265.3 million, which represented 16% of total assets, at June 30, 2020. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future. We believe that during this period of uncertain economic conditions related to COVID, our liquidity position is strong, and will be closely monitored as conditions change.
Cash Flow Provided by Operating Activities. During the six months ended June 30, 2020, operating activities provided net cash of $3.1 million, primarily attributable to a $9.1 million noncash adjustment related to our provision for loan and lease losses, partially offset by a $1.7 million increase in deferred taxes, net accretion of deferred loan fees of $1.5 million, and a $1.5 million decrease in other liabilities. During the six months ended June 30, 2019, operating activities provided net cash of $7.2 million, primarily attributable to our net income of $3.6 million and a $3.3 million noncash adjustment related to our provision for loan and lease losses.
Cash Flow Provided by (Used In) Investing Activities. During the six months ended June 30, 2020, investing activities used net cash of $237.2 million, primarily attributable to a $240.2 million increase in loans, offset by $3.0 million of cash provided from maturities of and principal payments on securities available for sale and other stock. During the six months ended June 30, 2019, investing activities provided net cash of $6.7 million, primarily attributable to a $1.9 million decrease in loans, $3.7 million of cash provided from maturities of and principal payments on securities available for sale and other stock and $1.1 million of cash provided from the sale of other real estate owned, partially offset by the purchase of $877 thousand of equity securities without readily determinable fair values.
Cash Flow Provided by Financing Activities. During the six months ended June 30, 2020, financing activities provided net cash of $273.0 million, consisting of a $229.0 million increase in our deposits, which was primarily the result of PPP loans funded by the SBA, and net proceeds of $44.0 million in borrowings. During the six months ended June 30, 2019, financing activities used net cash of $63.7 million which consisted of a $63.6 million increase in our deposits, which was primarily the result of new client acquisition.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At June 30, 2020 and December 31, 2019, the loan-to-deposit ratio was 96% and 94%, respectively.
Capital Resources
Regulatory Capital Requirements Applicable to Banking Institutions
Under federal banking regulations that apply to all United States-based bank holding companies over $3 billion in total assets and all federally insured banks, the Bank (on a stand-alone basis) must meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items, calculated under regulatory accounting practices. The Company (on a consolidated basis) is below the reporting threshold of $3 billion in total assets and therefore is not subject to the same capital adequacy requirements. Under those regulations, each federally insured bank is determined by its primary federal bank regulatory agency to come within one of the following capital adequacy categories on the basis of its capital ratios:
•well-capitalized

•adequately capitalized
•undercapitalized
•significantly undercapitalized; or
•critically undercapitalized
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
The following table sets forth the capital and capital ratios of the Bank (on a stand-alone basis) at June 30, 2020, as compared to the regulatory requirements applicable to it.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk Weighted Assets	173,270	14.5%	123,451	At least 8.625	$123,938	At least 10.0

Common Equity Tier 1 Capital to Risk Weighted Assets	158,302	13.3%	63,518	At least 5.125	$80,560	At least 6.5

Tier 1 Capital to Risk Weighted Assets	158,302	13.3%	82,109	At least 6.625	$99,151	At least 8.0

Tier 1 Capital to Average Assets	158,302	9.2%	57,253	At least 4.0	$71,566	At least 5.0
        As the above table indicates, at June 30, 2020, the Bank (on a stand-alone basis) qualified as a “well-capitalized” institution under federally mandated capital standards and federally established prompt corrective action regulations. Since June 30, 2020, there have been no events or circumstances known to us which have changed or which are expected to result in a change in the Bank’s classifications as a well-capitalized institution.
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At June 30, 2020, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution under the capital adequacy guidelines described above.
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

Off-Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2020 and December 31, 2019, we were committed to fund certain loans including letters of credit amounting to approximately $286 million and $316 million, respectively.
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
Contractual Obligations
Borrowings. At June 30, 2020 and December 31, 2019, our borrowings consisted of the following:

(Dollars in thousands)	June 30, 2020	December 31, 2019
FHLB advances—short-term	$70,000	$30,000
Other borrowings—short-term(1)	3,962	—
Total	$73,962	$30,000
_______________
(1) Other borrowings are from the Federal Reserve's Paycheck Protection Program Liquidity Facility ("PPPLF") that extends credit to eligible financial institutions that originate PPP loans.

The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 0.63% for the three months ended June 30, 2020.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
50,000	0.22%	September 30, 2020
10,000	1.71%	December 30, 2020
10,000	1.62%	January 25, 2021

At June 30, 2020, $470 million of loans were pledged to support our unfunded borrowing capacity. At June 30, 2020, we had unused borrowing capacity of $239 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the three months ended June 30, 2020 was $124.0 million from the FHLB. The highest amount of borrowings outstanding at any month end in 2019 consisted of $55.0 million of borrowings from the FHLB. At June 30, 2020 and December 31, 2019, commercial and consumer loans of $187 million and $210 million, respectively, were pledged to secure borrowings from the FRB to support our unfunded borrowing capacity of $126 million and $146 million, respectively.
Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At June 30, 2020, we had outstanding approximately $17.5 million principal amount of Debentures, of which $17.0 million would qualify as additional Tier 1 capital for regulatory purposes as of June 30, 2020 if we were to surpass the reporting threshold of $3 billion in total assets.

Set forth below is certain information regarding the Debentures:

Original Issue Dates	Principal Amount	Interest Rates	Maturity Dates(1)
September 2002	$7,217	LIBOR plus 3.40%	September 2032
October 2004	10,310	LIBOR plus 2.00%	October 2034
Total	$17,527

(1)Subject to the receipt of prior regulatory approval, we may redeem the Debentures, in whole or in part, without premium or penalty, at any time prior to maturity.
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. We have committed to obtaining approval from the FRB and the CDBO prior to making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. Refer to “Supervision and Regulation” in Item 1 of our 2019 Form 10-K for further detail. As of June 30, 2020, we were current on all interest payments. There can be no assurance that our regulators will approve such payments in the future.

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
There have been no significant changes during the six months ended June 30, 2020 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Policies within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K.

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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2020, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
We are subject to legal actions that arise from time to time in the ordinary course of our business. Currently, neither we nor any of our subsidiaries is a party to, and none of our or our subsidiaries’ property is the subject of, any material legal proceeding.

ITEM 1A.  RISK FACTORS

The following risk factors supplement, and should be read in conjunction with, the risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
The outbreak of the novel coronavirus (“COVID-19”) has adversely impacted certain industries in which our customers operate and impaired their ability to fulfill their obligations to us. Further, the spread of the outbreak has caused and may continue to cause severe disruptions in the U.S. economy, disrupting banking and other financial activity in the areas in which we operate, and could potentially create widespread business continuity issues for us.
Our business is dependent upon the willingness and ability of our employees and customers to conduct banking and other financial transactions. The spread of COVID-19 has caused and may continue to cause severe disruptions in the U.S. economy at large, and for small businesses in particular, and has resulted and may continue to result in disruptions to our customers’ businesses, and a decrease in consumer confidence and business generally. Disruptions to our customers may continue to result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, declines in revenues, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy.
We rely upon our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Furthermore, the outbreak could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in our market areas. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.
The extent of impacts resulting from the COVID-19 pandemic and other events beyond our control will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and actions taken to contain the COVID-19 or its impact, among others.
Our participation in the Paycheck Protection Program (the “PPP”) exposes us to risks related to noncompliance with the PPP, as well as litigation risk related to our administration of the PPP loan program, which could have a material adverse impact on our business, financial condition and results of operations.
We are a participating lender in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. The PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, we may be exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit

10.1
Form of Indemnification Agreement by and between Pacific Mercantile Bancorp and its directors and executive officers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 21, 2020 and filed with the Commission on May 21, 2020.)

10.2
Form of Indemnification Agreement by and between Pacific Mercantile Bank and its directors and executive officers (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 21, 2020 and filed with the Commission on May 21, 2020.)

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

** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2020.

PACIFIC MERCANTILE BANCORP

By:	/s/ BRADFORD R. DINSMORE
Bradford R. Dinsmore
President and Chief Executive Officer
(Principal Executive Officer)

PACIFIC MERCANTILE BANCORP

By:	/s/ CURT A. CHRISTIANSSEN
Curt A. Christianssen
Chief Financial Officer
(Principal Financial Officer)