Form 10-Q
period 2020-09-30
PACIFIC MERCANTILE BANCORP
filed 2020-11-06
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐   No  ☒
As of November 5, 2020, there were 22,176,956 shares of Common Stock and 1,467,155 shares of Non-Voting Common Stock outstanding.

PACIFIC MERCANTILE BANCORP
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$16,957	$17,409
Interest bearing deposits with financial institutions	261,323	202,729
Cash and cash equivalents	278,280	220,138
Interest-bearing time deposits with financial institutions	1,847	2,420
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	7,910	7,910
Securities available for sale, at fair value	27,626	28,344
Loans (net of allowances of $17,485 and $13,611, respectively)	1,263,367	1,117,511
Accrued interest receivable	5,653	4,095
Premises and equipment, net	837	1,117
Net deferred tax assets	9,339	8,434
Intangible assets	399	266
Other assets	27,283	25,919
Total assets	$1,622,541	$1,416,154
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$661,462	$397,000
Interest-bearing	746,088	802,570
Total deposits	1,407,550	1,199,570
Borrowings	23,962	30,000
Accrued interest payable	227	398
Other liabilities	18,225	19,611
Junior subordinated debentures	17,527	17,527
Total liabilities	1,467,491	1,267,106
Commitments and contingencies (Note 11 and Note 14)
Shareholders’ equity:
Common stock, no par value, 85,000,000 shares of voting common stock and 2,000,000 shares of non-voting common stock authorized; 22,176,956 and 22,106,374 voting shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively; 1,467,155 non-voting shares issued and outstanding at September 30, 2020 and December 31, 2019	154,262	153,570
Retained earnings (Accumulated deficit)	676	(3,955)
Accumulated other comprehensive income (loss)	112	(567)
Total shareholders’ equity	155,050	149,048
Total liabilities and shareholders’ equity	$1,622,541	$1,416,154
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Loans, including fees	$15,700	$15,046	$44,777	$44,152
Securities available for sale and stock	222	257	693	808
Interest-bearing deposits with financial institutions	94	1,464	894	4,439
Total interest income	16,016	16,767	46,364	49,399
Interest expense:
Deposits	1,516	3,628	6,444	11,005
Borrowings	246	396	876	1,382
Total interest expense	1,762	4,024	7,320	12,387
Net interest income	14,254	12,743	39,044	37,012
Provision for loan and lease losses	—	2,100	9,050	5,400
Net interest income after provision for loan and lease losses	14,254	10,643	29,994	31,612
Noninterest income
Service fees on deposits and other banking services	891	463	2,038	1,303
Net gain on sale of Small Business Administration loans	535	265	535	866
Net loss on sale of other assets	(70)	(6)	(117)	(42)
Other noninterest income	889	620	2,054	2,092
Total noninterest income	2,245	1,342	4,510	4,219
Noninterest expense
Salaries and employee benefits	5,554	6,070	17,085	17,247
Occupancy	670	639	2,009	1,913
Equipment and depreciation	562	460	1,521	1,401
Data processing	706	574	1,942	1,618
FDIC expense (refund)	366	(24)	769	333
Other real estate owned expense, net	—	—	—	69
Professional fees	695	1,118	2,257	3,104
Business development	147	197	456	634
Loan related expense	88	122	365	429
Insurance	60	58	186	180
Other operating expense	427	483	1,335	1,460
Total noninterest expense	9,275	9,697	27,925	28,388
Income before income taxes	7,224	2,288	6,579	7,443
Income tax provision	2,138	658	1,948	2,204
Net income allocable to common shareholders	$5,086	$1,630	$4,631	$5,239
Basic income per common share:
Net income allocable to common shareholders	$0.21	$0.07	$0.20	$0.22
Diluted income per common share:
Net income allocable to common shareholders	$0.21	$0.07	$0.20	$0.22
Weighted average number of common shares outstanding:
Basic	23,515,737	23,355,639	23,497,792	22,605,608
Diluted	23,719,628	23,656,570	23,711,992	23,605,390

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$5,086	$1,630	$4,631	$5,239
Other comprehensive income (loss), net of tax:
Change in unrealized holding (loss) gain on securities available for sale	(9)	50	679	690
Total comprehensive income	$5,077	$1,680	$5,310	$5,929

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
(Unaudited)
For the Three and Nine Months Ended September 30, 2020

	Common stock		Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount
Balance at December 31, 2019	23,574	$153,570	$(3,955)	$(567)	$149,048
Issuance of restricted stock, net	19	—	—	—	—
Common stock based compensation expense	—	214	—	—	214
Common stock options exercised	11	50	—	—	50
Net income	—	—	(2,360)	—	(2,360)
Other comprehensive income	—	—	—	547	547
Balance at March 31, 2020	23,604	$153,834	$(6,315)	$(20)	$147,499
Issuance of restricted stock, net	23	—	—	—	—
Common stock based compensation expense	—	212	—	—	212
Net income	—	—	1,905	—	1,905
Other comprehensive income	—	—	—	141	141
Balance at June 30, 2020	23,627	$154,046	$(4,410)	$121	$149,757
Restricted stock forfeited	(8)	—	—	—	—
Restricted stock exchanged for common stock	25	—	—	—	—
Common stock based compensation expense	—	216	—	—	216
Net income	—	—	5,086	—	5,086
Other comprehensive loss	—	—	—	(9)	(9)
Balance at September 30, 2020	23,644	$154,262	$676	$112	$155,050

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
(Unaudited)
For the Three and Nine Months Ended September 30, 2019

	Series A Non-Voting Preferred stock		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Total
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2018	1,467	$8,480	21,916	$143,466	$(9,428)	$(1,144)	$141,374
Implementation of ASU 2016-02	—	—	—	—	(207)	—	(207)
Issuance of restricted stock, net	—	—	102	—	—	—	—
Common stock based compensation expense	—	—	—	200	—	—	200
Net income	—	—	—	—	882	—	882
Other comprehensive income	—	—	—	—	—	367	367
Balance at March 31, 2019	1,467	$8,480	22,018	$143,666	$(8,753)	$(777)	$142,616
Issuance of restricted stock, net	—	—	15	—	—	—	—
Exchange Series A Non-Voting Preferred Stock to Non-Voting Common Stock	(1,467)	(8,480)	1,467	8,480	—	—	—
Common stock based compensation expense	—	—	—	219	—	—	219
Common stock options exercised	—	—	15	80	—	—	80
Net income	—	—	—	—	2,728	—	2,728
Other comprehensive income	—	—	—	—	—	273	273
Balance at June 30, 2019	—	$—	$23,515	$152,445	$(6,025)	$(504)	$145,916
Issuance of restricted stock, net	—	—	3	$—	—	—	—
Common stock based compensation expense	—	—	—	416	—	—	416
Common stock options exercised	—	—	3	22	—	—	22
Net income	—	—	—	—	1,630	—	1,630
Other comprehensive income						50	50
Balance at September 30, 2019	—	—	23,521	$152,883	(4,395)	(454)	148,034

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$4,631	$5,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	289	311
Provision for loan and lease losses	9,050	5,400
Amortization of premium on securities	97	113
Net amortization (accretion) of deferred fees and unearned income on loans	(4,069)	464
Net loss on sales of other real estate owned	—	66
Net loss on sale of other assets	124	42
Net gain on sale of Small Business Administration loans	(535)	(866)
Small Business Administration loan originations	(5,790)	(10,118)
Proceeds from sale of Small Business Administration loans	5,430	11,090
Stock-based compensation expense	642	835
Changes in operating assets and liabilities:
Net increase in accrued interest receivable	(1,558)	(118)
Net (increase) decrease in other assets	(1,519)	5,180
Net (increase) decrease in deferred taxes	(1,190)	2,802
Net decrease in income taxes receivable	361	662
Net increase (decrease) in accrued interest payable	(171)	23
Net decrease in other liabilities	(1,386)	(7,273)
Net cash provided by operating activities	4,406	13,852
Cash Flows From Investing Activities:
Net decrease in interest-bearing time deposits with financial institutions	573	—
Maturities of and principal payments received on securities available for sale and other stock	4,585	7,125
Purchase of securities available for sale and other stock	(3,000)	—
Proceeds from sale of securities available for sale and other stock	—	912
Purchase of other investments	(524)	(876)
Proceeds from sale of other real estate owned	—	1,107
Net increase in loans	(150,170)	(76,009)
Purchases of premises and equipment	(277)	(261)
Proceeds from sale of other assets	557	55
Net cash used in investing activities	(148,256)	(67,947)
Cash Flows From Financing Activities:
Net increase in deposits	207,980	77,094
Proceeds from borrowings	113,962	60,000
Payments of borrowings	(120,000)	(60,000)
Proceeds from exercise of common stock options	50	102
Net cash provided by financing activities	201,992	77,196
Net increase in cash and cash equivalents	58,142	23,101
Cash and Cash Equivalents, beginning of period	220,138	187,718
Cash and Cash Equivalents, end of period	$278,280	$210,819
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$7,491	$12,364
Cash paid for income taxes	$1,248	$62
Noncash Investing Activities:
Transfer of loans into other assets	$667	$161
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$12,625
The accompanying notes are an integral part of these consolidated financial statements.

1. Nature of Business
Organization
Pacific Mercantile Bancorp (“PMBC”) is a bank holding company which, through its wholly owned subsidiary, Pacific Mercantile Bank (the “Bank”), is engaged in the commercial banking business in Southern California. PMBC is registered as a one bank holding company under the United States Bank Holding Company Act of 1956, as amended, and, as such, is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of San Francisco (“FRBSF”) under delegated authority from the Federal Reserve Board. Substantially all of our operations are conducted and substantially all of our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses, and income. The Bank provides a full range of banking services to middle-market businesses and professionals primarily in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California and is subject to competition from, among other things, other banks and financial institutions and from financial services organizations conducting operations in those same markets. The Bank is chartered by the California Department of Financial Protection and Innovation under the Division of Financial Institutions and is a member of the FRBSF. In addition, the deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law.
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
Principles of Consolidation
Our consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 include the accounts of PMBC and the Bank. All significant intercompany balances and transactions were eliminated in consolidation.
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
FHLB and FRBSF Stock. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF. During the three and nine months ended September 30, 2020, we purchased no FHLB or FRBSF stock. No shares of FHLB stock or FRBSF stock were called during the three and nine months ended September 30, 2020. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.
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

Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019:

	At September 30, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Debt securities available for sale
Commercial mortgage backed securities issued by U.S. Agencies	$11,820	$—	$11,820	$—
Residential mortgage backed securities issued by U.S. agencies	15,806	—	15,806	—
Total debt securities available for sale at fair value	$27,626	$—	$27,626	$—

	At December 31, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Debt securities available for sale
Commercial mortgage backed securities issued by U.S. Agencies	$9,229	$—	$9,229	$—
Residential mortgage backed securities issued by U.S. agencies	19,115	—	19,115	—
Total debt securities available for sale	$28,344	$—	$28,344	$—
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

	At September 30, 2020				At December 31, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Impaired loans	$16,780	$—	$—	$16,780	$15,682	$—	$—	$15,682
Other foreclosed assets	150	—	150	—	164	—	164	—
Total	$16,930	$—	$150	$16,780	$15,846	$—	$164	$15,682

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
    For our fair value measurements classified in Level 3 of the fair value hierarchy as of September 30, 2020, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of September 30, 2020	Valuation Techniques(2)	Unobservable Inputs(2)	Range	Weighted Average
	(Dollars in thousands)
Assets
Impaired loans	$16,780	Third-Party Pricing	Discounted cash flow	N/A (1)	N/A (1)

(1)As part of our process, we obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.
(2)As of September 30, 2020, there has been no change to our valuation techniques or the types of unobservable inputs used in the calculation of fair value from December 31, 2019.

Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of September 30, 2020 and December 31, 2019, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At September 30, 2020					At December 31, 2019
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$278,280	$278,280	$278,280	$—	$—	$220,138	$220,138	220,138	—	—
Interest-bearing deposits with financial institutions	1,847	1,847	1,847	—	—	2,420	2,420	2,420	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	7,910	7,910	7,910	—	—	7,910	7,910	7,910	—	—
Loans, net	1,263,367	1,267,639	—	—	1,267,639	1,117,511	1,120,096	—	—	1,120,096
Accrued interest receivable	5,653	5,653	5,653	—	—	4,095	4,095	4,095	—	—
Financial liabilities:
Noninterest bearing deposits	661,462	661,462	661,462	—	—	397,000	397,000	397,000	—	—
Interest-bearing deposits	746,088	748,267	—	748,267	—	802,570	803,549	—	803,549	—
FHLB borrowings	20,000	20,080	—	20,080	—	30,000	29,974	—	29,974	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	227	227	227	—	—	398	398	398	—	—

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at September 30, 2020 and December 31, 2019:

(Dollars in thousands)	September 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
Commercial mortgage backed securities issued by U.S. Agencies(1)	$11,414	$406	$—	$11,820	$9,147	$128	$(46)	$9,229
Residential mortgage backed securities issued by U.S. Agencies(2)	15,432	377	(3)	15,806	19,380	12	(277)	19,115
Total	$26,846	$783	$(3)	$27,626	$28,527	$140	$(323)	$28,344

(1)Secured by first liens on commercial apartment building mortgages.
(2)Secured by closed-end first liens on 1-4 family residential mortgages.

At September 30, 2020 and December 31, 2019, U.S. agency residential mortgage backed securities with an aggregate fair market value of $7.7 million and $9.2 million, respectively, were pledged to secure repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at September 30, 2020 and December 31, 2019 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At September 30, 2020 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$5,739	$12,040	$9,067	$—	$26,846
Securities available for sale, estimated fair value	5,841	12,376	9,409	—	27,626
Weighted average yield	1.24%	1.41%	1.63%	—%	1.44%

	At December 31, 2019 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$5,286	$13,032	$6,842	$3,367	$28,527
Securities available for sale, estimated fair value	5,230	12,887	6,849	3,378	28,344
Weighted average yield	1.58%	1.66%	2.22%	2.53%	1.88%
We purchased $3.0 million of securities available for sale during the three and nine months ended September 30, 2020 and no securities available for sale during the three and nine months ended September 30, 2019. We had no sales of securities available for sale during the three and nine months ended September 30, 2020 and 2019.

The tables below indicate, as of September 30, 2020 and December 31, 2019, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at September 30, 2020
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial mortgage backed securities issued by U.S. Agencies	$42	$—	$128	$(3)	$170	$(3)
Total	$42	$—	$128	$(3)	$170	$(3)

	Securities with Unrealized Loss at December 31, 2019
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial mortgage backed securities issued by U.S. Agencies	$4,472	$(46)	$—	$—	$4,472	$(46)
Residential mortgage backed securities issued by U.S. Agencies	76	(1)	15,965	(276)	16,041	(277)
Total	$4,548	$(47)	$15,965	$(276)	$20,513	$(323)

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
Through the impairment assessment process, we determined that there were no available-for-sale debt securities that were other-than-temporarily impaired at September 30, 2020. We recorded no impairment credit losses on available-for-sale debt securities in our consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019.
We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of September 30, 2020 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

Equity Investments Without Readily Determinable Fair Value
As of September 30, 2020, we had three investments in private companies and limited partnerships without a readily determinable fair value. As of September 30, 2020, we owned less than 3% of the total investment in each such company or partnership. Under ASU 2016-01, we elected to measure these equity investments using the measurement alternative, which requires that these investments are measured at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. During the three and nine months ended September 30, 2020, these investments were not impaired and there were no observable price changes. As a result, the balance shown below as of September 30, 2020 represents the cost of the investments and is included within other assets on the consolidated statements of financial condition. During the three and nine months ended September 30, 2020, we had $325 thousand and $524 thousand, respectively, of capital contributions to these investments. We had zero and $877 thousand, respectively, of capital contributions to these investments during the three and nine months ended September 30, 2019. As of September 30, 2020 and December 31, 2019, our equity investments without readily determinable fair value were as follows:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Equity investments without readily determinable fair value	$2,641	$2,117

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$614,737	48.1%	$409,420	36.2%
Commercial real estate loans – owner occupied	195,586	15.3%	219,483	19.5%
Commercial real estate loans – all other	199,911	15.6%	208,283	18.5%
Residential mortgage loans – multi-family	161,947	12.7%	176,523	15.7%
Residential mortgage loans – single family	13,764	1.1%	18,782	1.7%
Construction and land development loans	9,300	0.7%	2,981	0.3%
Consumer loans	83,736	6.5%	90,867	8.1%
Gross loans	1,278,981	100.0%	1,126,339	100.0%
Deferred fee (income) costs, net	1,871		4,783
Allowance for loan and lease losses	(17,485)		(13,611)
Loans, net	$1,263,367		$1,117,511
At September 30, 2020, commercial loans included $281.0 million of loans originated through the Paycheck Protection Program ("PPP"), which is administered by the Small Business Administration ("SBA") and was established by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), and subsequently modified by the Paycheck Protection Program Flexibility Act ("PPPFA"). The PPP loans are 100% guaranteed by the SBA and the principal and interest may be forgiven by the SBA if the borrower demonstrates that the loan proceeds were used as prescribed by the governing legislation and regulations during either an 8-week or 24-week period following funding (the "Covered Period"). Borrowers began submitting applications for forgiveness in the third quarter of 2020 and have until 10 months following the end of their Covered Period to apply.
At September 30, 2020 and December 31, 2019, real estate loans of approximately $443 million and $278 million, respectively, were pledged to secure borrowings obtained from the FHLB and to support our unfunded borrowing capacity. At September 30, 2020 and December 31, 2019, commercial and consumer loans of $160 million and $210 million, respectively, were pledged to secure borrowings from the FRB to support our unfunded borrowing capacity. During the three and nine months ended September 30, 2020, we sold $5.8 million of SBA loans for a net gain on sale of $535 thousand. During the three and nine months ended September 30, 2019, we sold $3.0 million and $10.1 million, respectively, of SBA loans for a net gain on sale of $265 thousand and $866 thousand, respectively. During the three and nine months ended September 30, 2020, we purchased no loans. During the three and nine months ended September 30, 2019, we purchased loans totaling $81.0 million and $123.1 million, respectively, of which $81.0 million were multi-family mortgage loans and $39.9 million were consumer loans.
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
    Set forth below is a summary of the activity in the ALLL, by portfolio type, during the three and nine months ended September 30, 2020 and 2019:

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL in the three months ended September 30, 2020:
Balance at beginning of period	$11,487	$4,733	$77	$1,869	$—	$18,166
Charge offs	(839)	—	—	(1)	—	(840)
Recoveries	128	—	—	31	—	159
Provision	156	(315)	37	122	—	—
Balance at end of period	$10,932	$4,418	$114	$2,021	$—	$17,485
ALLL in the nine months ended September 30, 2020:
Balance at beginning of period	$8,883	$2,897	$34	$1,797	$—	$13,611
Charge offs	(5,317)	—	—	(84)	—	(5,401)
Recoveries	187	—	—	38	—	225
Provision	7,179	1,521	80	270	—	9,050
Balance at end of period	$10,932	$4,418	$114	$2,021	$—	$17,485
ALLL in the three months ended September 30, 2019:
Balance at beginning of period	$6,809	$2,790	$119	$1,756	$—	$11,474
Charge offs	(1,549)	—	—	(2)	—	(1,551)
Recoveries	58	—	—	5	—	63
Provision	2,202	(45)	(36)	(21)	—	2,100
Balance at end of period	$7,520	$2,745	$83	$1,738	$—	$12,086
ALLL in the nine months ended September 30, 2019:
Balance at beginning of period	$8,071	$3,643	$426	$1,290	$76	$13,506
Charge offs	(7,337)	—	—	(39)	—	(7,376)
Recoveries	541	—	—	15	—	556
Provision	6,245	(898)	(343)	472	(76)	5,400
Balance at end of period	$7,520	$2,745	$83	$1,738	$—	$12,086

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of September 30, 2020 and December 31, 2019.

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL balance at September 30, 2020 related to:
Loans individually evaluated for impairment	$185	$—	$—	$—	$—	$185
Loans collectively evaluated for impairment	10,747	4,418	114	2,021	—	17,300
Total	$10,932	$4,418	$114	$2,021	$—	$17,485
Loan balance at September 30, 2020 related to:
Loans individually evaluated for impairment	$10,166	$5,969	$—	$—	$—	$16,135
Loans collectively evaluated for impairment	604,571	551,474	9,300	97,501	—	1,262,846
Total	$614,737	$557,443	$9,300	$97,501	$—	$1,278,981
ALLL balance at December 31, 2019 related to:
Loans individually evaluated for impairment	$561	$—	$—	$—	$—	$561
Loans collectively evaluated for impairment	8,322	2,897	34	1,797	—	13,050
Total	$8,883	$2,897	$34	$1,797	$—	$13,611
Loan balance at December 31, 2019 related to:
Loans individually evaluated for impairment	$9,056	$6,507	$—	$—	$—	$15,563
Loans collectively evaluated for impairment	400,364	597,782	2,981	109,649	—	1,110,776
Total	$409,420	$604,289	$2,981	$109,649	$—	$1,126,339

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factor into our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at September 30, 2020 and December 31, 2019:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At September 30, 2020
Commercial loans	$6,817	$7,546	$7,814	$22,177	$592,560	$614,737	$1,854
Commercial real estate loans – owner-occupied	—	—	97	97	195,489	195,586	—
Commercial real estate loans – all other	—	11,200	1,837	13,037	186,874	199,911	1,837
Residential mortgage loans – multi-family	—	—	—	—	161,947	161,947	—
Residential mortgage loans – single family	—	—	—	—	13,764	13,764	—
Construction and land development loans	—	—	—	—	9,300	9,300	—
Consumer loans	53	—	145	198	83,538	83,736	—
Total	$6,870	$18,746	$9,893	$35,509	$1,243,472	$1,278,981	$3,691
At December 31, 2019
Commercial loans	$354	$1,361	$533	$2,248	$407,172	$409,420	$—
Commercial real estate loans – owner-occupied	749	—	—	749	218,734	219,483	—
Commercial real estate loans – all other	—	—	—	—	208,283	208,283	—
Residential mortgage loans – multi-family	—	—	—	—	176,523	176,523	—
Residential mortgage loans – single family	—	—	—	—	18,782	18,782	—
Construction and land development loans	—	—	—	—	2,981	2,981	—
Consumer loans	312	3	—	315	90,552	90,867	—
Total	$1,415	$1,364	$533	$3,312	$1,123,027	$1,126,339	$—

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were four loans, or $3.7 million, 90 days or more past due and still accruing interest at September 30, 2020. There were no loans 90 days or more past due and still accruing interest at December 31, 2019. In certain instances, when a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received (referred to as full nonaccrual basis of accounting), except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income (referred to as nonaccrual cash basis of accounting). Nonaccrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.
The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$10,216	$9,101
Commercial real estate loans – owner occupied	6,303	6,507
Consumer	261	74
Total(1)	$16,780	$15,682

(1)    Nonaccrual loans may include loans that are currently considered performing loans.

 We classify our loan portfolio using internal asset quality ratings. The following table provides a summary of loans by portfolio type and our internal asset quality ratings as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Pass:
Commercial loans	$536,255	$357,079
Commercial real estate loans – owner occupied	161,122	206,589
Commercial real estate loans – all other	199,912	208,283
Residential mortgage loans – multi family	161,576	176,523
Residential mortgage loans – single family	13,764	18,782
Construction and land development loans	9,300	2,981
Consumer loans	83,466	90,793
Total pass loans	$1,165,395	$1,061,030
Special Mention:
Commercial loans	$21,818	$21,894
Commercial real estate loans – owner occupied	6,931	6,387
Residential mortgage loans – multi family	371	—
Total special mention loans	$29,120	$28,281
Substandard:
Commercial loans	$55,104	$30,447
Commercial real estate loans – owner occupied	27,532	6,507
Consumer loans	270	74
Total substandard loans	$82,906	$37,028
Doubtful:
Commercial loans	$1,560	$—
Total doubtful loans	$1,560	$—
Total Loans:	$1,278,981	$1,126,339
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
The following table sets forth information regarding impaired loans, at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Impaired loans:
Nonaccruing loans	$16,650	$15,682
Nonaccruing restructured loans(1)	130	—
Accruing restructured loans(1)(2)	—	—
Total impaired loans	$16,780	$15,682
Impaired loans less than 90 days delinquent and included in total impaired loans	$10,449	$15,149

(1)As of December 31, 2019, we had no restructured loans.
(2)See “Troubled Debt Restructurings” below for a description of accruing restructured loans at September 30, 2020 and December 31, 2019.

The table below contains additional information with respect to impaired loans, by portfolio type, as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$9,244	$17,559	$—	$7,996	$12,090	$—
Commercial real estate loans – owner occupied	6,303	6,839	—	6,507	6,784	—
Consumer loans	261	284	—	74	101	—
Total	$15,808	$24,682	$—	$14,577	$18,975	$—
With allowance recorded:
Commercial loans	$972	$1,054	$185	$1,105	$1,122	$561
Total	$972	$1,054	$185	$1,105	$1,122	$561
All impaired loans
Commercial loans	$10,216	$18,613	$185	$9,101	$13,212	$561
Commercial real estate loans – owner occupied	6,303	6,839	—	6,507	6,784	—
Consumer loans	261	284	—	74	101	—
Total	$16,780	$25,736	$185	$15,682	$20,097	$561

(1)When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At September 30, 2020 and December 31, 2019, there were $15.8 million and $14.6 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at September 30, 2020 for which no specific reserves were allocated, $9.2 million had been deemed impaired in the prior year.
Average balances and interest income recognized on impaired loans, by portfolio type, for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$12,226	$—	$3,658	$190	$11,202	$70	$2,786	$394
Commercial real estate loans – owner occupied	6,264	23	3,524	118	6,352	53	2,171	237
Commercial real estate loans – all other	—	—	—	—	—	—	—	—
Residential mortgage loans – single family	—	—	—	—	—	—	—	—
Consumer loans	259	—	95	—	194	2	68	2
Total	18,749	23	7,277	308	17,748	125	5,025	633
With allowance recorded:
Commercial loans	1,982	—	—	—	1,543	—	—	—
Total	1,982	—	—	—	1,543	—	—	—
Total
Commercial loans	14,208	—	3,658	190	12,745	70	2,786	394
Commercial real estate loans – owner occupied	6,264	23	3,524	118	6,352	53	2,171	237
Commercial real estate loans – all other	—	—	—	—	—	—	—	—
Residential mortgage loans – single family	—	—	—	—	—	—	—	—
Consumer loans	259	—	95	—	194	2	68	2
Total	$20,731	$23	$7,277	$308	$19,291	$125	$5,025	$633

The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $524 thousand and $50 thousand during the three months ended September 30, 2020 and 2019, respectively, and $1.5 million and $54 thousand during the nine months ended September 30, 2020 and 2019, respectively.

Troubled Debt Restructurings (“TDRs”)
Pursuant to the FASB's ASU No. 2011-2, A Creditor’s Determination of whether a Restructuring is a Troubled Debt Restructuring, the Bank's TDRs totaled $130 thousand at September 30, 2020. There were no TDRs as of December 31, 2019. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the form of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower’s cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower’s loan will be reinstated. TDRs do not include short term loan modifications made on a good faith basis in response to COVID-19. There were no loans restructured as TDRs during the three or nine months ended September 30, 2019.
The following table presents loans restructured as TDRs during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30, 2020			September 30, 2019
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nonperforming
Commercial loans	1	$420	$130	—	$—	$—
Total Troubled Debt Restructurings(1)	1	$420	$130	—	$—	$—

	Nine Months Ended
	September 30, 2020			September 30, 2019
(Dollars in thousands)	Number of loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nonperforming
Commercial loans	1	$420	$130	—	$—	$—
Total Troubled Debt Restructurings(1)	1	$420	$130	—	$—	$—

(1)No outstanding loans were restructured during the three and nine months ended September 30, 2019.
During the three and nine months ended September 30, 2020 and 2019, there were no TDRs that were modified within the preceding 12-month period which subsequently defaulted.

6. Leases
    We have historically entered into a number of lease arrangements under which we are the lessee.  Specifically, all of our physical locations are subject to operating leases.  In addition, we have elected the short-term lease practical expedient related to operating leases.
    Two of our office leases, including our corporate headquarters, include multiple optional renewal periods.  To the extent we conclude that it is reasonably certain that a renewal option will be exercised, that renewal period is then included in the lease term, and the related payments are reflected in the ROU asset and lease liability.  We did not consider any additional renewal periods to be reasonably certain of being exercised for our corporate headquarters because of the length of the lease term to renewal.
    All of our leases include fixed rental payments.  We commonly enter into leases under which the lease payments increase at predetermined dates.  While the majority of our leases are gross leases, we also have a number of leases in which we make separate payments to the lessor based on the lessor’s property and casualty insurance costs and the property taxes assessed on the property, as well as a portion of the common area maintenance associated with the property.
    During the three and nine months ended September 30, 2020 and 2019, we recognized rent expense associated with our leases as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease cost	(Dollars in thousands)
Finance lease cost:
Operating lease cost	$609	$585	$1,828	$1,688
Short-term lease cost(1)	33	29	106	119
Total lease cost	$642	$614	$1,934	$1,807

Weighted-average remaining lease term—operating leases (in years)	4.62	5.61	4.62	5.61

(1)    Includes leases that are less than 12 months and equipment leases that are accounted for on a cash basis.
    Because we generally do not have access to the rate implicit in the lease, we utilize our borrowing rate with the FHLB as the discount rate.  The weighted average discount rate associated with operating leases as of September 30, 2020 and 2019 is 2.31% and 1.57%, respectively.
    Supplemental balance sheet information related to leases was as follows:

	Financial Statement Classification	September 30, 2020	December 31, 2019
		(Dollars in thousands)
Operating right-of-use assets	Other assets	$10,543	$12,159
Operating lease liabilities	Other liabilities	$11,479	$13,020
    During the nine months ended September 30, 2020 and 2019, we had the following cash and noncash activities associated with our leases:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases (fixed payments)	$1,753	$1,688

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$12,625

    Maturities of operating lease liabilities as of September 30, 2020 are as follows:

(Dollars in thousands)
For the years ending December 31,
Remainder of 2020	$611
2021	2,490
2022	2,575
2023	2,662
2024	2,750
2025 and beyond	1,020
Total	12,108
Less: Imputed interest	(629)
Total Lease liabilities	$11,479

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
    For the three and nine months ended September 30, 2020, we had income tax expense of $2.1 million and $1.9 million, respectively, as a result of our operating income. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and based on its evaluation, management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at September 30, 2020. Significant positive evidence included our three-year cumulative income position, the expectation that we will have positive earnings for the year based on positive income in eleven of the last twelve trailing quarters, forecasted net income for the year, and a shift from accumulated deficit to retained earnings in the third quarter. Negative evidence included our net loss for the first quarter of 2020 and asset quality.
    For the three and nine months ended September 30, 2019, we had an income tax expense of $658 thousand and $2.2 million, respectively, as a result of our operating income. During the three and nine months ended September 30, 2019, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset. Based on this evaluation, management believed that the Company would be able to realize the deferred tax asset within the period that our operating losses may be carried forward. Significant positive evidence included our three-year cumulative income position, continued improvement in asset quality, and the expectation that we will continue to have positive earnings based on ten trailing quarters of positive income and our forecast. Negative evidence at September 30, 2019 included our accumulated deficit.
We file income tax returns with the U.S. federal government and the State of California. As of September 30, 2020, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2017 to 2019 tax years and the Franchise Tax Board for California state income tax returns for the 2015 to 2019 tax years. Net operating losses on our U.S. federal and California state income tax returns may be carried forward up to 20 years. In June 2020, the State of California suspended the use of net operating losses for the years 2020, 2021, and 2022, and extended the carryover periods for these years. As of September 30, 2020, we do not have any unrecognized tax benefits.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three and nine months ended September 30, 2020 and 2019.

8. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan, which was amended at the Annual Shareholders meeting held in May 2013 (the “2010 Incentive Plan”), and which superseded our shareholder-approved 2008 and 2004 Equity Incentive Plans (the “Previously Approved Plans”). As of September 30, 2020, there were no options to purchase shares of our common stock granted under the Previously Approved Plans. As of September 30, 2020, there were options to purchase a total of 342,428 shares of our common stock and 55,653 shares of our unvested restricted stock grants under the 2010 Incentive Plan.
In May 2019, our shareholders approved the adoption of our 2019 Equity Incentive Plan (the “2019 Incentive Plan”), which authorized and set aside a total of 2,000,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. There were 250,000 options to purchase shares of our common stock granted during 2019 under the 2019 Incentive Plan and outstanding at September 30, 2020. Since approval of the 2019 Incentive Plan, no additional awards will be issued under the 2010 Incentive Plan, although awards outstanding under the 2010 Incentive Plan will remain outstanding and will continue to be governed by the terms of the 2010 Incentive Plan and any applicable award agreements. Under the terms of the 2019 Incentive Plan, any forfeited options or unvested restricted stock grants that had been issued under the Previously Approved Plans or the 2010 Incentive Plan will not be available for future equity incentive grants. Each restricted stock option or restricted stock unit issued under the terms of the 2019 Incentive Plan will be counted against the share limit as 2.5 shares, while each stock option or SAR issued will be counted as one share against the share limit. As of September 30, 2020, there were outstanding options to purchase a total of 250,000 shares of our common stock, 75,000 shares of our unvested restricted stock units, and 54,192 shares of our unvested restricted stock grants under the 2019 Incentive Plan. As of September 30, 2020, there remain 1,364,520 shares available for future grants under the 2019 Incentive Plan.
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
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options, restricted shares, SARs and stock units that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at September 30, 2020 under the 2010 Incentive Plan and the 2019 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company, under the 2010 Incentive Plan and the 2019 Incentive Plan, has also granted restricted stock and stock units for the benefit of its employees and directors. These restricted shares vest over a period ranging from three to five years for employees and one year for directors while the stock units vest over a period of one to five years. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients of stock units have no rights of a stockholder. The recipients do not pay any cash consideration for the shares or stock units.
Stock Options
The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Assumptions with respect to:	2020	2019	2020	2019
Expected volatility	—%	27%	—%	27%
Risk-free interest rate	—%	1.35%	—%	1.35%
Expected dividends	—%	—%	—%	—%
Expected term (years)	0.0	5.1	0.0	5.1
Weighted average fair value of options granted during period	$—	$1.97	$—	$1.97

The following table summarizes the stock option activity under the Company’s equity incentive plans during the nine months ended September 30, 2020 and 2019, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2020		2019
Outstanding – January 1,	1,009,466	$6.98	864,330	$6.86
Granted	—	—	250,000	7.33
Exercised	(10,728)	4.66	(18,250)	5.57
Forfeited/Canceled	(406,310)	6.98	(7,404)	8.15
Outstanding – September 30,	592,428	7.01	1,088,676	6.98
Options Exercisable – September 30,	358,821	$6.74	720,402	$6.68
Options Vested – September 30,	358,821	$6.74	720,402	$6.68
Options to purchase zero and 3,250 shares of our common stock were exercised during the three months ended September 30, 2020 and 2019, respectively, and 10,728 and 18,250 during the nine months ended September 30, 2020 and 2019, respectively. The aggregate intrinsic value of options exercised during the three months ended September 30, 2020 and 2019 was $0 and $3 thousand, respectively, and $29 thousand and $41 thousand during the nine months ended September 30, 2020 and 2019, respectively. The fair value of options that vested during the three months ended September 30, 2020 and 2019 was $100 thousand and $8 thousand, respectively, and $196 thousand and $420 thousand during the nine months ended September 30, 2020 and 2019, respectively.
The following table provides additional information regarding the vested and unvested options that were outstanding at September 30, 2020.

Options Outstanding as of September 30, 2020					Options Exercisable as of September 30, 2020(1)
Exercise Price	Vested	Unvested	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price Per Share
$2.97 – $3.99	12,000	—	$3.74	1.32	12,000	$3.74
$4.00 – $5.99	16,000	—	4.34	0.55	16,000	4.34
$6.00 – $6.99	203,489	5,950	6.61	4.38	203,489	6.60
$7.00 – $7.99	84,157	200,000	7.30	8.38	84,157	7.24
$8.00 – $8.40	43,175	27,657	8.21	7.39	43,175	8.19
	358,821	233,607	$7.01	6.50	358,821	$6.74

(1)The weighted average remaining contractual life of the options that were exercisable as of September 30, 2020 was 4.45 years.
The aggregate intrinsic value of options that were outstanding and exercisable at September 30, 2020 and December 31, 2019 was $0 and $952 thousand, respectively.

A summary of the status of the unvested options outstanding as of September 30, 2020 and 2019, and changes in the weighted average grant date fair values of the unvested options during the nine months ended September 30, 2020 and 2019, are set forth in the following table.

	For the nine months ended September 30,
	2020		2019
	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value Per Share	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value Per Share
Unvested at the beginning of the period	334,322	$2.19	275,457	$2.79
Granted	—	—	250,000	1.97
Vested	(84,809)	2.32	(150,439)	2.79
Forfeited/Canceled	(15,906)	2.81	(6,744)	2.83
Unvested at the end of the period	233,607	2.10	368,274	2.23
At September 30, 2020, the weighted average period over which nonvested awards were expected to be recognized was 3.61 years.
Restricted Stock
The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the nine months ended September 30, 2020 and 2019.

	For the nine months ended September 30,
	2020		2019
	Number of Shares	Average Grant Date Fair Value Per Share	Number of Shares	Average Grant Date Fair Value Per Share
Outstanding at the beginning of the period	124,202	$8.44	115,031	$8.04
Granted	63,256	5.57	126,552	8.58
Vested	(49,211)	8.47	(93,859)	8.07
Forfeited	(28,402)	7.99	(7,376)	8.77
Outstanding at the end of the period	109,845	$6.89	140,348	$8.47

    Stock Units
    The following table summarizes the activity related to stock units granted, vested and forfeited under our equity incentive plans during the nine months ended September 30, 2020 and 2019.

	For the nine months ended September 30,
	2020		2019
	Number of Shares	Average Grant Date Fair Value Per Share	Number of Shares	Average Grant Date Fair Value Per Share
Outstanding at January 1,	100,000	$7.33	—	$—
Granted	—	—	100,000	7.33
Vested	(25,000)	7.33	—	—
Forfeited	—	—	—	—
Outstanding at September 30,	75,000	$7.33	100,000	$7.33

Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect to stock options, restricted stock, and stock units outstanding at September 30, 2020, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Stock Units	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
Remainder of 2020	$43	$112	$61	$216
2021	123	253	244	620
2022	109	119	164	392
2023	101	50	—	151
2024 and beyond	67	11	—	78
	$443	$545	$469	$1,457
    The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the three months ended September 30, 2020 and 2019 were $152 thousand and $293 thousand, respectively, in each case net of taxes, and $453 thousand and $589 thousand for the nine months ended September 30, 2020 and 2019, respectively, in each case net of taxes.

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

The following table shows how we computed basic and diluted EPS for the three and nine months ended September 30, 2020 and 2019.

(In thousands, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Basic EPS:
Net income (loss)	$5,086	$1,630	$4,631	$5,239
Net income allocable to common shareholders	$5,086	$1,630	$4,631	$5,239
Less earnings allocated to participating securities	44	11	41	196
Earnings allocated to common shareholders	$5,042	$1,619	$4,590	$5,043
Weighted average common shares outstanding	23,516	23,356	23,498	22,606
Basic earnings per common share	$0.21	$0.07	$0.20	$0.22
Diluted EPS:
Earnings allocated to common shareholders	$5,086	$1,630	$4,631	$5,239
Weighted average common shares outstanding	23,516	23,356	23,498	22,606
Add dilutive effects of restricted stock grants	112	163	115	157
Add dilutive effects of restricted stock units	92	—	96	—
Add dilutive effects for assumed conversion of Series A preferred stock	—	—	—	720
Add dilutive effects for stock options	—	138	3	122
Weighted average diluted common shares outstanding	23,720	23,657	23,712	23,605
Diluted earnings per common share	$0.21	$0.07	$0.20	$0.22

(1)The basic and diluted earnings per share amounts for the three and nine months ended September 30, 2020 and 2019 are the same under both the Treasury Stock Method and the Two-Class Method as prescribed in FASB ASC 260-10, Earnings Per Share.
    The weighted average shares that have an antidilutive effect in the calculation of diluted net income per share and have been excluded from the computations above were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options(1)(2)	593,464	257,636	709,898	208,997

(1)Stock options that were excluded from the computation of diluted earnings per common share for the three and nine months ended September 30, 2020 and 2019 as a result of the reported net loss available to common shareholders.
(2)Represents stock options that were excluded from the computation of diluted earnings per common share for the three and nine months ended September 30, 2020 and 2019 as a result of the shares being “out-of-the-money.”

10. Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss), net
    Accumulated other comprehensive income (loss), net as of September 30, 2020 and December 31, 2019 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Accumulated Other Comprehensive Income (Loss), Net
	(Dollars in thousands)
Ending balance as of December 31, 2018	$(1,144)	$(1,144)
Other comprehensive income before reclassifications, net of tax of $242 thousand	577	577
Other comprehensive loss, net of tax of $242 thousand	577	577
Ending balance as of December 31, 2019	$(567)	$(567)
Other comprehensive income before reclassifications, net of tax of $285 thousand	679	679
Other comprehensive income, net of tax of $285 thousand	679	679
Ending balance as of September 30, 2020	$112	$112

11. Commitments and Contingencies
Commitments
To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At September 30, 2020 and December 31, 2019, we were committed to fund certain loans including letters of credit amounting to approximately $336 million and $316 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represent the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $350 thousand at both September 30, 2020 and December 31, 2019.
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
Borrowings
At September 30, 2020 and December 31, 2019, our borrowings and contractual obligations consisted of the following:

(Dollars in thousands)	September 30, 2020	December 31, 2019
FHLB advances—short-term	$20,000	$30,000
Other borrowings—short-term(1)	3,962	—
Total	$23,962	$30,000

(1) Other borrowings are from the Federal Reserve's Paycheck Protection Program Liquidity Facility ("PPPLF") that extends credit to eligible financial institutions that originate PPP loans.

The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 1.67% for the nine months ended September 30, 2020.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
$10,000	1.71%	December 30, 2020
$10,000	1.62%	January 25, 2021
At September 30, 2020, $443 million of loans were pledged to support our FHLB borrowings and our unfunded borrowing capacity. As of September 30, 2020, we had unused borrowing capacity of $256 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the three months ended September 30, 2020 was $74.0 million. At September 30, 2020 and December 31, 2019, commercial and consumer loans of $178 million and $210 million, respectively, were pledged to secure borrowings from the FRB to support our unfunded borrowing capacity of $144 million and $146 million, respectively.
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
    Based on our evaluation of lawsuits and other proceedings that were pending against us as of September 30, 2020, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our results of operations or cash flows for any particular reporting period.

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
The following table sets forth information regarding the net interest income and noninterest income for our commercial banking segment for the three and nine months ended September 30, 2020 and 2019.

(Dollars in thousands)	Commercial	Other(1)	Total
Net interest income for the three months ended September 30,
2020	$14,384	$(130)	$14,254
2019	$12,960	$(217)	$12,743
Noninterest income for the three months ended September 30,
2020	$2,240	$5	$2,245
2019	$1,335	$7	$1,342
Net interest income for the nine months ended September 30,
2020	$39,538	$(494)	$39,044
2019	$37,692	$(680)	$37,012
Noninterest income for the nine months ended September 30,
2020	$4,488	$22	$4,510
2019	$4,198	$21	$4,219
Segment Assets at:
September 30, 2020	$1,617,448	$5,093	$1,622,541
December 31, 2019	$1,414,996	$1,158	$1,416,154

(1)Represents net interest income (loss) and noninterest income (loss) for PMBC.

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
The following table sets forth the capital and capital ratios of the Bank (on a stand-alone basis) at September 30, 2020, as compared to the regulatory requirements applicable to it.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk Weighted Assets	$178,100	16.0%	$149,643	At least 8.625	$111,425	At least 10.0

Common Equity Tier 1 Capital to Risk Weighted Assets	$164,124	14.7%	$57,105	At least 5.125	$72,426	At least 6.5

Tier 1 Capital to Risk Weighted Assets	$164,124	14.7%	$73,819	At least 6.625	$89,140	At least 8.0

Tier 1 Capital to Average Assets	$164,124	9.5%	$69,400	At least 4.0	$86,750	At least 5.0
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt correct action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. At September 30, 2020, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution under the capital adequacy guidelines described above.
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

14. Risks and Uncertainties

    The outbreak of the novel coronavirus (“COVID-19”) and the Federal Reserve's response to the economic challenges during the first three quarters of 2020 has resulted in an uncertain and rapidly evolving economy. Governmental response to combat this pandemic have resulted in approximately 25% of our staff to shift to work remotely. Our business continuity plans have been activated by COVID-19 and we have been able to fully support our remote workforce and have the ability to support all employees in a remote work environment. These remote work arrangements have not adversely impacted our ability to serve our clients, and have not had an impact on our financial reporting systems or the internal controls we have over financial reporting, disclosures and related procedures.
    The most significant impact of COVID-19 on our business has been to the quality of our loan portfolio and to net interest income as short-term interest rates sharply declined. We have increased the qualitative factors used in the determination of the adequacy of our allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on our clients and their ability to fulfill their obligations. We have no certainty that the provisions we made during the first three quarters of 2020 will be sufficient to absorb the losses that stem from the impact of COVID-19 on our clients. As the longer term effects on our clients from the COVID-19 pandemic become more apparent, we may need to charge-off some or all of the balance on certain loans and make further provisions to increase our allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon our capital, including the potential need to reevaluate the need for a valuation allowance on our deferred tax asset. At this time, we don't expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities.
    The Bank is currently Well Capitalized under federal banking regulations that apply to all United States-based banks, with approximately $67 million of capital in excess of what is required for the Bank to be Well Capitalized using the ratio of Total Capital to Risk Weighted Assets. The Company has approximately $10 million of capital that it could contribute to the Bank should it be needed. In the event that future loan and leases loss and/or tax provisions reduce our capital surplus, we would be required to undertake measures to return the Bank's capital ratios to Well Capitalized levels, which could include but not be limited to raising additional capital or reducing the Bank's asset size. We believe that we would have access to equity and debt markets to secure additional capital for the Bank should the need arise, but we have no certainty regarding the extent of the availability of these markets at the time such need would arise.
    Increased demand for liquidity by our clients is another impact that we anticipate could occur should the COVID-19 effects be prolonged. As of September 30, 2020 the Company and the Bank's on-balance sheet liquidity was very strong and combined with our contingent liquidity resources, we believe that the Bank has sufficient resources to meet the liquidity needs of our clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing our reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

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
In addition to the risk of incurring loan losses and provision for loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: deteriorating economic conditions and macroeconomic factors such as unemployment rates and the volume of bankruptcies, as well as changes in monetary, fiscal or tax policy to address the impact of COVID-19, any of which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk that steps we have taken to strengthen our overall credit administration are not effective; the risk of a recession in the United States economy, and domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not succeed in further reducing our remaining nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of other real estate owned and would continue to incur expenses associated with the management and disposition of those assets; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities; the risk that our efforts to develop a robust commercial banking platform may not succeed; and the risk that we may be unable to realize our expected level of increasing deposit inflows. Many of the foregoing risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Readers of this Report are encouraged to review the additional information regarding these and other risks and uncertainties to which our business is subject that is contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) that we filed with the Securities and Exchange Commission (“SEC”) on March 9, 2020, as such information may be updated from time to time in subsequent Quarterly Reports on Form 10-Q that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three and nine months ended, and our financial condition at, September 30, 2020.
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
As of September 30, 2020, our total assets, net loans and total deposits were $1.6 billion, $1.3 billion and $1.4 billion, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the nine months ended September 30, 2020 and 2019, we operated as one reportable segment, Commercial Banking.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.

COVID-19 Impact
    The outbreak of the novel coronavirus (“COVID-19”) and the Federal Reserve's response to the economic challenges during the first three quarters of 2020 has resulted in an uncertain and rapidly evolving economy. Governmental response to combat this pandemic have resulted in approximately 25% of our staff to shift to work remotely. Our business continuity plans have been activated by COVID-19 and we have been able to fully support our remote workforce and have the ability to support all employees in a remote work environment. These remote work arrangements have not adversely impacted our ability to serve our clients, and have not had an impact on our financial reporting systems or the internal controls we have over financial reporting, disclosures and related procedures.
    The most significant impact of COVID-19 on our business has been to the quality of our loan portfolio and to net interest income as short-term interest rates sharply declined. We have increased the qualitative factors used in the determination of the adequacy of our allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on our clients and their ability to fulfill their obligations. We have no certainty that the provisions we made during the first three quarters of 2020 will be sufficient to absorb the losses that stem from the impact of COVID-19 on our clients. As the longer term effects on our clients from the COVID-19 pandemic become more apparent, we may need to charge-off some or all of the balance on certain loans and make further provisions to increase our allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon our capital, including the potential need to reevaluate the need for a valuation allowance on our deferred tax asset. At this time, we don't expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities.
    The Bank is currently Well Capitalized under federal banking regulations that apply to all United States-based banks, with approximately $67 million of capital in excess of what is required for the Bank to be Well Capitalized using the ratio of Total Capital to Risk Weighted Assets. The Company has approximately $10 million of capital that it could contribute to the Bank should it be needed. In the event that future loan and leases loss and/or tax provisions reduce our capital surplus, we would be required to undertake measures to return the Bank's capital ratios to Well Capitalized levels, which could include but not be limited to raising additional capital or reducing the Bank's asset size. We believe that we would have access to equity and debt markets to secure additional capital for the Bank should the need arise, but we have no certainty regarding the extent of the availability of these markets at the time such need would arise.
    Increased demand for liquidity by our clients is another impact that we anticipate could occur should the COVID-19 effects be prolonged. As of September 30, 2020 the Company and the Bank's on-balance sheet liquidity was very strong and combined with our contingent liquidity resources, we believe that the Bank has sufficient resources to meet the liquidity needs of our clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing our reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

Results of Operations
Operating Results for the Three and Nine Months Ended September 30, 2020 and 2019
    Our operating results for the three and nine months ended September 30, 2020, compared to the same period in September 30, 2019, were as follows:

	Three Months Ended September 30,		2020 vs. 2019 % Change	Nine Months Ended September 30,		2020 vs. 2019 % Change
	2020	2019		2020	2019
	(Dollars in thousands)
Interest income	$16,016	$16,767	(4.5)%	$46,364	$49,399	(6.1)%
Interest expense	1,762	4,024	(56.2)%	7,320	12,387	(40.9)%
Provision for loan and lease losses	—	2,100	N/A	9,050	5,400	67.6%
Noninterest income	2,245	1,342	67.3%	4,510	4,219	6.9%
Noninterest expense	9,275	9,697	(4.4)%	27,925	28,388	(1.6)%
Income tax expense	2,138	658	224.9%	1,948	2,204	(11.6)%
Net income (loss)	5,086	1,630	212.0%	4,631	5,239	(11.6)%

Interest Income
Three Months Ended September 30, 2020 and 2019
    Total interest income decreased 4.5% to $16.0 million for the three months ended September 30, 2020 from $16.8 million for the three months ended September 30, 2019. This was primarily due to a decrease in interest earned on short-term investments as a result of a decrease in the average yield during the three months ended September 30, 2020 as compared to the same prior year period. During the three months ended September 30, 2020 and 2019, interest income on loans was $15.7 million and $15.0 million, respectively, yielding 4.76% and 5.44% on average loan balances of $1.31 billion and $1.10 billion, respectively. The increase to interest income on loans during the three months ended September 30, 2020 is due to an increase in the average loan balance primarily attributable to the execution of PPP. The decrease in average loan yields is primarily attributable to the Board of Governors of the Federal Reserve System ("Federal Reserve Board") cutting short-term interest rates by 225 basis points throughout the course of the period from August 1, 2019 through September 30, 2020, of which 150 of the basis point reduction occurred in the first quarter of 2020 in response to the economic conditions caused by the outbreak of COVID.
During the three months ended September 30, 2020 and 2019, interest income from our securities available-for-sale and stock was $222 thousand and $257 thousand, respectively, yielding 2.53% and 2.90% on average balances of $34.9 million and $35.1 million, respectively. The average securities balances decreased as a result of the maturities of, and payments on, securities available-for-sale during 2019. Interest income from our short-term investments, including our Federal Funds sold and interest-bearing deposits, was $94 thousand and $1.5 million for the three months ended September 30, 2020 and 2019, respectively, yielding 0.11% and 2.21% on average balances of $349.7 million and $263.2 million, respectively. The decrease in interest income from our short-term investments was primarily attributable to the Federal Reserve Board cutting short-term interest rates by 225 basis points throughout the course of the period from August 1, 2019 through September 30, 2020, of which 150 of the basis point reduction occurred in the first quarter of 2020 in response to the economic conditions caused by the outbreak of COVID. As a result, total interest income on investments decreased for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 and 2019
Total interest income decreased 6.1% to $46.4 million for the nine months ended September 30, 2020 from $49.4 million for the nine months ended September 30, 2019. This was primarily due to a $3.5 million, or 79.9%, decrease in interest income on short-term investments for the nine months ended September 30, 2020 as compared to the same prior year period. During the nine months ended September 30, 2020 and 2019, interest income on loans was $44.8 million and $44.2 million, respectively, yielding 4.77% and 5.46% on average loan balances of $1.25 billion and $1.08 billion, respectively. The increase in the average loan balances is primarily attributable to the execution of PPP during the nine months ended September 30, 2020. Loan interest income increased despite the decrease in yield as a result of fee income from PPP loans included in interest income. The decrease in average short-term investment and loan yield is primarily attributable to the Federal Reserve Board cutting short-term interest rates by 225 basis points throughout the course of the year from August 1, 2019 through

September 30, 2020, of which 150 of the basis point reduction occurred in the first quarter of 2020 in response to the economic conditions caused by the outbreak of COVID.
During the nine months ended September 30, 2020 and 2019, interest income from our securities available-for-sale and stock was $693 thousand and $808 thousand, respectively, yielding 2.63% and 2.92% on average balances of $35.2 million and $37.0 million, respectively. The average securities balances decreased as a result of the maturities of, and payments on, securities available-for-sale during 2019. Interest income from our short-term investments, including our Federal Funds sold and interest-bearing deposits, was $894 thousand and $4.4 million for the nine months ended September 30, 2020 and 2019, respectively, yielding 0.40% and 2.35% on average balances of $297.6 million and $253.1 million, respectively. The decrease in interest income from our short-term investments was primarily attributable to an decrease in the average yield during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 as a result of the Federal Reserve Board cutting short-term interest rates by 225 basis points throughout the course of the period from August 1, 2019 through September 30, 2020, of which 150 of the basis point reduction occurred in the first quarter of 2020 in response to the economic conditions caused by the outbreak of COVID. As a result, total interest income on investments decreased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Interest Expense
Three Months Ended September 30, 2020 and 2019
Total interest expense decreased 56.2% to $1.8 million for the three months ended September 30, 2020 from $4.0 million for the three months ended September 30, 2019. The decrease was primarily due to a decrease in our cost of funds from 1.88% at September 30, 2019 to 0.82% at September 30, 2020, partially offset by an increase in the average balance of interest-bearing liabilities from $850.2 million at September 30, 2019 to $858.2 million at September 30, 2020, which consisted of deposits, borrowings and junior subordinated debentures. Our cost of funds decreased as a result of the actions of the Federal Reserve Board to cut short-term interest rates by 75 basis points throughout the year 2019 and 150 basis points during the first quarter of 2020 in response to the outbreak of COVID. The increase in our average balance of interest-bearing liabilities is primarily the result of an increase in our Federal Home Loan Bank ("FHLB") borrowings. Interest expense on our certificates of deposit for the three months ended September 30, 2020 and 2019 was $1.1 million and $1.6 million, respectively, with a cost of funds of 1.88% and 2.39% on average balances of $239.2 million and $259.8 million, respectively.

Nine Months Ended September 30, 2020 and 2019
Total interest expense decreased 40.9% to $7.3 million for the nine months ended September 30, 2020 from $12.4 million for the nine months ended September 30, 2019. The decrease was primarily due to a decrease in our cost of funds from 1.89% at September 30, 2019 to 1.10% at September 30, 2020, partially offset by an increase in the average balance of interest-bearing liabilities of $874.0 million at September 30, 2019 to $887.3 million at September 30, 2020, which consisted of deposits, borrowings and junior subordinated debentures. Our cost of funds decreased as a result of the actions of the Federal Reserve Board to cut short-term interest rates by 75 basis points throughout the year 2019 and 150 basis points during the first quarter of 2020 in response to the outbreak of COVID. The increase in our average balance of interest-bearing liabilities is primarily the result of an increase in our FHLB. Interest expense on our certificates of deposit for the nine months ended September 30, 2020 and 2019 was $4.1 million and $4.4 million, respectively, with a cost of funds of 2.11% and 2.21% on average balances of $258.5 million and $264.6 million, respectively.
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

The following tables set forth information regarding our average balances, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and nine months ended September 30, 2020 and 2019. Average balances are calculated based on average daily balances.

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$349,716	$94	0.11%	$263,219	$1,465	2.21%
Securities available for sale and stock(2)	34,852	222	2.53%	35,105	257	2.90%
Loans(3)	1,312,502	15,700	4.76%	1,097,646	15,045	5.44%
Total interest-earning assets	1,697,070	16,016	3.75%	1,395,970	16,767	4.77%
Noninterest-earning assets
Cash and due from banks	19,058			16,551
All other assets	23,443			25,295
Total assets	$1,739,571			$1,437,816
Interest-bearing liabilities:
Interest-bearing checking accounts	$110,934	$28	0.10%	$111,614	$163	0.58%
Money market and savings accounts	417,123	357	0.34%	432,397	1,904	1.75%
Certificates of deposit	239,219	1,131	1.88%	259,830	1,562	2.39%
Other borrowings	73,419	115	0.62%	28,804	177	2.44%
Junior subordinated debentures	17,527	131	2.97%	17,527	218	4.93%
Total interest bearing liabilities	858,222	1,762	0.82%	850,172	4,024	1.88%
Noninterest bearing liabilities
Demand deposits	709,391			421,524
Accrued expenses and other liabilities	19,123			17,739
Shareholders’ equity	152,835			148,381
Total liabilities and shareholders’ equity	$1,739,571			$1,437,816
Net interest income		$14,254			$12,743
Net interest income/spread			2.93%			2.89%
Net interest margin			3.34%			3.62%

(1)Short-term investments consist of Federal Funds sold and interest bearing deposits that we maintain at other financial institutions.
(2)Stock consists of FHLB stock and FRBSF stock.
(3)Loans include the average balance of nonaccrual loans.

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$297,636	$894	0.40%	$253,058	$4,439	2.35%
Securities available for sale and stock(2)	35,231	693	2.63%	37,047	808	2.92%
Loans(3)	1,253,805	44,777	4.77%	1,080,278	44,152	5.46%
Total interest-earning assets	1,586,672	46,364	3.90%	1,370,383	49,399	4.82%
Noninterest-earning assets
Cash and due from banks	17,490			15,741
All other assets	25,540			26,845
Total assets	$1,629,702			$1,412,969
Interest-bearing liabilities:
Interest-bearing checking accounts	$105,837	$141	0.18%	$105,265	$505	0.64%
Money market and savings accounts	429,133	2,221	0.69%	450,342	6,123	1.82%
Certificates of deposit	258,469	4,082	2.11%	264,557	4,377	2.21%
Other borrowings	76,342	378	0.66%	36,300	698	2.57%
Junior subordinated debentures	17,527	498	3.80%	17,527	684	5.22%
Total interest bearing liabilities	887,308	7,320	1.10%	873,991	12,387	1.89%
Noninterest bearing liabilities
Demand deposits	571,976			374,713
Accrued expenses and other liabilities	19,159			18,837
Shareholders’ equity	151,259			145,428
Total liabilities and shareholders’ equity	$1,629,702			$1,412,969
Net interest income		$39,044			$37,012
Net interest income/spread			2.80%			2.93%
Net interest margin			3.29%			3.61%

(1)Short-term investments consist of Federal Funds sold and interest bearing deposits that we maintain at other financial institutions.
(2)Stock consists of FHLB stock and FRBSF stock.
(3)Loans include the average balance of nonaccrual loans.

The following table sets forth changes in interest income, including loan fees, and interest paid in the three and nine months ended September 30, 2020 and 2019 and the extent to which those changes were attributable to changes in (i) the volumes of or the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019 Increase (Decrease) due to Changes in			Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$362	$(1,733)	$(1,371)	$670	$(4,215)	$(3,545)
Securities available for sale and stock(2)	(2)	(33)	(35)	(38)	(77)	(115)
Loans	2,688	(2,033)	655	6,618	(5,993)	625
Total earning assets	3,048	(3,799)	(751)	7,250	(10,285)	(3,035)
Interest expense
Interest-bearing checking accounts	(1)	(134)	(135)	3	(367)	(364)
Money market and savings accounts	(65)	(1,482)	(1,547)	(276)	(3,626)	(3,902)
Certificates of deposit	(118)	(313)	(431)	(98)	(197)	(295)
Borrowings	136	(198)	(62)	429	(749)	(320)
Junior subordinated debentures	—	(87)	(87)	—	(186)	(186)
Total interest-bearing liabilities	(48)	(2,214)	(2,262)	58	(5,125)	(5,067)
Net interest income	$3,096	$(1,585)	$1,511	$7,192	$(5,160)	$2,032

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
We employ economic models and data that conform to bank regulatory guidelines and reflect sound industry practices as well as our own historical loan loss experience to determine the sufficiency of the ALLL and any provisions needed to increase or replenish the ALLL. Those determinations involve judgments and assumptions about current economic conditions and external events that can impact the ability of borrowers to meet their loan obligations. However, the duration and impact of these factors cannot be determined with any certainty. As such, unanticipated changes in economic or market conditions, bank regulatory guidelines or the sound practices that are used to determine the sufficiency of the ALLL, could require us to record additional, and possibly significant, provisions to increase the ALLL. This would have the effect of reducing reportable income or, in the most extreme circumstance, creating a reportable loss. In addition, the Federal Reserve Bank and the California Department of Financial Protection and Innovation ("CDFPI"), as an integral part of their regulatory oversight, periodically review the adequacy of our ALLL. These agencies may require us to make additional provisions for perceived potential loan losses, over and above the provisions that we have already made, the effect of which would be to reduce our income or increase any losses we might incur.
    We recorded no provision for loan and lease losses during the three months ended September 30, 2020 as a result of a decrease in the balance of our loan portfolio and a reduction in nonperforming loans. During the nine months ended September 30, 2020, we recorded a provision for loan and lease losses of $9.1 million as a result of total charge-offs of $5.2 million, an increase in classified and nonperforming loans, and qualitative factor increases related to COVID. For the three and nine months ended September 30, 2020, we made adjustments to our qualitative risk factor to incorporate the current economic conditions caused by the COVID pandemic. We recorded a provision for loan and lease losses of $2.1 million and $5.4 million, respectively, during the three and nine months ended September 30, 2019 as a result of total charge-offs of $5.7 million, which primarily related to one large credit, partially offset by a change in the mix of our loan portfolio.

See “—Financial Condition—Nonperforming Assets and Allowance for Loan and Lease Losses” below in this Item 2 for additional information regarding the ALLL.
Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amount	Amount	Percentage Change	Amount	Amount	Percentage Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(Dollars in thousands)
Service fees on deposits and other banking services	$891	$463	92.4%	$2,038	$1,303	56.4%
Net loss on sale of other assets	(70)	(6)	1,066.7%	(117)	(42)	178.6%
Net gain on sale of Small Business Administration loans	535	265	101.9%	535	866	(38.2)%
Other noninterest income	889	620	43.4%	2,054	2,092	(1.8)%
Total noninterest income	$2,245	$1,342	67.3%	$4,510	$4,219	6.9%

Three Months Ended September 30, 2020 and 2019
    Noninterest income increased by $903 thousand, or 67.3%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily as a result of:
•An increase of $428 thousand in service fees on loans and deposits and other banking services during the third quarter of 2020;
•An increase in net gain on sale of SBA loans from $265 thousand during the three months ended September 30, 2019 to $535 thousand during the three months ended September 30, 2020; and
•An increase of $269 thousand in other noninterest income during the third quarter of 2020 as compared to the same quarter of 2019 which included nonrecurring early closure and annual loan fees.

Nine Months Ended September 30, 2020 and 2019
Noninterest income increased by $291 thousand, or 6.9%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily as a result of:
•An increase of $735 thousand in service fees on loans and deposits and other banking services during the nine months ended September 30, 2020 as compared to the same period in 2019; partially offset by
•A decrease in net gain on sale of SBA loans to $535 thousand during the nine months ended September 30, 2020 compared to $866 thousand during the nine months ended September 30, 2019.

Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense during the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	Amount	Amount	Percent Change	Amount	Amount	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$5,554	$6,070	(8.5)%	$17,085	$17,247	(0.9)%
Occupancy	670	639	4.9%	2,009	1,913	5.0%
Equipment and depreciation	562	460	22.2%	1,521	1,401	8.6%
Data processing	706	574	23.0%	1,942	1,618	20.0%
FDIC expense (refund)	366	(24)	(1,625.0)%	769	333	130.9%
Other real estate owned expense, net	—	—	—%	—	69	(100.0)%
Professional fees	695	1,118	(37.8)%	2,257	3,104	(27.3)%
Business development	147	197	(25.4)%	456	634	(28.1)%
Loan related expense	88	122	(27.9)%	365	429	(14.9)%
Insurance	60	58	3.4%	186	180	3.3%
Other operating expenses (1)	427	483	(11.6)%	1,335	1,460	(8.6)%
Total noninterest expense	$9,275	$9,697	(4.4)%	$27,925	$28,388	(1.6)%

(1)Other operating expenses primarily consist of telephone, investor relations, promotional, regulatory expenses, and correspondent bank fees.
Three Months Ended September 30, 2020 and 2019
    Noninterest expense decreased $422 thousand, or 4.4%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily as a result of:
•A decrease of $516 thousand in salaries and employee benefits primarily related to staffing changes made at the Bank during the second quarter of 2020; and
•A decrease of $423 thousand in our professional fees primarily related to lower legal and consulting fees during the third quarter of 2020 compared to legal and consulting fees in the third quarter of 2019; partially offset by
•An increase of $390 thousand in FDIC expenses based on an increased average asset size that resulted from our participation in PPP; and
•An increase of $132 thousand in our data processing fees primarily related to a higher credit card and deposit transaction volume in the third quarter of 2020.

Nine Months Ended September 30, 2020 and 2019
Noninterest expense decreased $463 thousand, or 1.6%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily as a result of:
•A decrease of $847 thousand in our professional fees primarily related to higher legal and consulting fees in 2019; and
•A decrease of $178 thousand in our business development costs related to the implementation of cost savings initiatives; and
•A decrease of $162 thousand in salaries and employee benefits primarily related to staffing changes made at the Bank during the second quarter of 2020; partially offset by
•An increase of $436 thousand in FDIC expenses based on an increased average asset size that resulted from our participation in PPP; and
•An increase of $324 thousand in our data processing fees primarily related to a higher credit card and deposit transaction volume in the current year.

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
    For the three and nine months ended September 30, 2020, we had income tax expense of $2.1 million and $1.9 million, respectively, as a result of our operating income. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and based on its evaluation, management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at September 30, 2020. Significant positive evidence included our three-year cumulative income position, the expectation that we will have positive earnings for the year based on positive income in eleven of the last twelve trailing quarters, forecasted net income for the year, and a shift from accumulated deficit to retained earnings in the third quarter. Negative evidence included our net loss for the first quarter of 2020 and deterioration in asset quality.
    For the three months and nine months ended September 30, 2019, we had income tax expense of $658 thousand and $2.2 million, respectively, as a result of our operating income. During the three months ended September 30, 2019, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset. Based on this evaluation, management believed that the Company would be able to realize the deferred tax asset within the period that our operating losses may be carried forward. Significant positive evidence included our three-year cumulative income position, continued improvement in asset quality, and the expectation that we will continue to have positive earnings based on ten trailing quarters of positive income and our forecast. Negative evidence at September 30, 2019 included our accumulated deficit.

Financial Condition
Assets
Our total assets increased by $206 million at September 30, 2020 compared to December 31, 2019. The following table sets forth the composition of our interest earning assets at:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$261,323	$202,729
Interest-bearing time deposits with financial institutions	1,847	2,420
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	7,910	7,910
Securities available for sale, at fair value	27,626	28,344
Loans (net of allowances of $17,485 and $13,611, respectively)	1,263,367	1,117,511

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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of September 30, 2020 and December 31, 2019:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at September 30, 2020:
Commercial mortgage backed securities issued by U.S. Agencies	$11,414	$406	$—	$11,820
Residential mortgage backed securities issued by U.S. Agencies	15,432	377	(3)	15,806
Total securities available for sale	$26,846	$783	$(3)	$27,626
Securities available for sale at December 31, 2019:
Commercial mortgage backed securities issued by U.S. Agencies	$9,147	$128	$(46)	$9,229
Residential mortgage backed securities issued by U.S. Agencies	19,380	12	(277)	19,115
Total securities available for sale	$28,527	$140	$(323)	$28,344

The amortized cost of securities available for sale at September 30, 2020 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, if any, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	September 30, 2020 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
Commercial mortgage backed securities issued by U.S. Agencies	$757	0.64%	$3,108	1.42%	$7,548	1.64%	$—	—%	$11,413	1.52%
Residential mortgage-backed securities issued by U.S. Agencies	4,982	1.33%	8,931	1.40%	1,519	1.55%	—	—%	15,432	1.39%
Total securities available for sale	$5,739	1.24%	$12,039	1.41%	$9,067	1.63%	$—	—%	$26,845	1.44%

Loans

    The outbreak of COVID-19 will continue to have an impact on our loan portfolio as we experience a prolonged period of economic uncertainty that affects a broad range of industries in which our customers operate. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans. As a result of these risks, we have provided for additional losses in our provision for loan and lease losses with increased qualitative factors to reflect the current economic environment. Our participation in the PPP has allowed us to assist hundreds of our customers in securing funding from the SBA. The Bank was able to begin processing applications for PPP loans on April 3, 2020, the very first day the SBA began accepting applications, due to the preparations made by the Bank at the end of the first quarter. The Bank has been able to process loan applications for approximately $281 million, which was largely for the benefit of the Bank's existing clients who have been impacted by COVID-19. Our loan growth through the third quarter of 2020 is primarily due to these loans funded under the PPP.
The following table sets forth the composition, by loan category, of our loan portfolio at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$614,737	48.1%	$409,420	36.2%
Commercial real estate loans – owner occupied	195,586	15.3%	219,483	19.5%
Commercial real estate loans – all other	199,911	15.6%	208,283	18.5%
Residential mortgage loans – multi-family	161,947	12.7%	176,523	15.7%
Residential mortgage loans – single family	13,764	1.1%	18,782	1.7%
Construction and land development loans	9,300	0.7%	2,981	0.3%
Consumer loans	83,736	6.5%	90,867	8.1%
Total loans	1,278,981	100.0%	1,126,339	100.0%
Deferred loan origination costs, net	1,871		4,783
Allowance for loan and lease losses	(17,485)		(13,611)
Loans, net	$1,263,367		$1,117,511
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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at September 30, 2020:

	September 30, 2020
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$9,820	$28,145	$131,336	$169,301
Fixed rate	18,912	70,967	145,617	235,496
Commercial loans
Floating rate	63,753	60,050	22,903	146,706
Fixed rate	77,735	363,422	26,874	468,031
Total	$170,220	$522,584	$326,730	$1,019,534

(1)Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $175.7 million and $83.7 million, respectively, at September 30, 2020.
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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at September 30, 2020 and December 31, 2019:

	At September 30, 2020	At December 31, 2019
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$10,216	$9,101
Commercial real estate	6,303	6,507
Consumer	261	74
Total nonaccrual loans	$16,780	$15,682
Other real estate owned (OREO):
Total other real estate owned	$—	$—
Loans past due 90 days and still accruing interest:
Commercial loans	$1,854	$—
Commercial real estate	1,837
Total loans past due 90 days and still accruing interest	$3,691	$—
Other nonperforming assets:
Other foreclosed assets	150	164
Total nonperforming assets	$20,621	$15,846
Restructured loans:
Accruing loans	$—	$—
Nonaccruing loans (included in nonaccrual loans above)	130	—
Total restructured loans	$130	$—

As the table above indicates, total nonperforming assets increased by approximately $4.8 million, or 30%, to $20.6 million as of September 30, 2020 from $15.8 million as of December 31, 2019. The increase in our nonaccrual loans resulted primarily from $20.6 million of additions, partially offset by $5.4 million of charge-offs, $9.9 million of payoffs or pay downs on our nonaccrual loans, and the transfer to other assets of $558 thousand during the nine months ended September 30, 2020.
Information Regarding Impaired Loans. At September 30, 2020, loans deemed impaired totaled $16.8 million as compared to $15.7 million at December 31, 2019. We had an average investment in impaired loans of $19.3 million for the nine months ended September 30, 2020, as compared to $5.0 million for the nine months ended September 30, 2019. The interest that would have been earned during the nine months ended September 30, 2020 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $1.5 million.
The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with Accounting Standards Codification 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$972	$185	19.0%	$1,105	$561	50.8%
Impaired loans without specific reserves	15,808	—	—	14,577	—	—
Total impaired loans	$16,780	$185	1.1%	$15,682	$561	3.6%
The $1.1 million increase in impaired loans to $16.8 million at September 30, 2020 from $15.7 million at December 31, 2019 was primarily attributable to $16.8 million in additions to impaired loans during the period, partially offset by $9.7 million in principal payments, $558 thousand transferred to other assets, and $5.4 million charged-off during the nine months ended September 30, 2020. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at September 30, 2020, $185 thousand specific reserves were required on our impaired loans and that all impaired loans were otherwise well secured and adequately collateralized.
Allowance for Loan and Lease Losses. The ALLL totaled $17.5 million, representing 1.37% of total loans outstanding at September 30, 2020, as compared to $13.6 million, or 1.21% of loans outstanding, at December 31, 2019. Total loans at September 30, 2020 included $281.0 million of PPP loans that are 100% government guaranteed. The ALLL to total loans excluding the PPP loans at this date was 1.75%, which is a non-GAAP financial measure.
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

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the nine months ended September 30, 2020 and 2019.

(Dollars in thousands)	Commercial	Real Estate	Construction and land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL for the nine months ended September 30, 2020:
Balance at beginning of year	$8,883	$2,897	$34	$1,797	$—	$13,611
Charge-offs	(5,317)	—	—	(84)	—	(5,401)
Recoveries	187	—	—	38	—	225
Provision	7,179	1,521	80	270	—	9,050
Balance at September 30, 2020	$10,932	$4,418	$114	$2,021	$—	$17,485
Allowance for loan and lease losses as a percentage of average total loans						1.39%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.37%
Ratio of net charge-offs to average loans outstanding (annualized)						0.55%
ALLL for the nine months ended September 30, 2019:
Balance at beginning of year	$8,071	$3,643	$426	$1,290	$76	$13,506
Charge-offs	(7,337)	—	—	(39)	—	(7,376)
Recoveries	541	—	—	15	—	556
Provision	6,245	(898)	(343)	472	(76)	5,400
Balance at September 30, 2019	$7,520	$2,745	$83	$1,738	$—	$12,086
Allowance for loan and lease losses as a percentage of average total loans						1.12%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.04%
Ratio of net charge-offs to average loans outstanding (annualized)						0.84%
    The ALLL increased by $6.1 million from September 30, 2019 to September 30, 2020 primarily as a result of charge-offs exceeding recoveries, an increase in classified and nonperforming loans, and qualitative factor increases related to COVID during the nine months ended September 30, 2020. The reserve for loan losses may include an unallocated amount based upon our judgment as to possible credit losses inherent in the loan portfolio that may not have been captured by historical loss experience, qualitative factors, or specific evaluations of impaired loans. Unallocated reserves may be adjusted for factors including, but not limited to, unexpected or unusual events, volatile market and economic conditions, effects of changes or seasoning in methodologies, regulatory guidance and recommendations, or other factors that may impact borrower operating conditions and loss expectations. Management’s judgment as to unallocated reserves is determined in the context of, but separate from, the historical loss trends and qualitative factors described above. The unallocated reserve for loan losses was zero at September 30, 2020 and December 31, 2019.
    We classify our loan portfolios using asset quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses above in Item 1, provides a summary of loans by portfolio type and asset quality ratings as of September 30, 2020 and December 31, 2019. Loans totaled approximately $1.28 billion at September 30, 2020, an increase of $152.6 million from $1.13 billion at December 31, 2019. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2019 and September 30, 2020:
•Loans rated “Pass” totaled $1.17 billion, an increase of $104.4 million from $1.06 billion at December 31, 2019. The increase was primarily attributable to the $281 million of PPP loans funded in addition to upgrades from "Special Mention" of $13.2 million, partially offset by downgrades to “Special Mention” and “Substandard” of $49.6 million and $39.7 million, respectively, and pay downs of principal payments.
•Loans rated “Special Mention” totaled $29.1 million, an increase of $839 thousand from $28.3 million at December 31, 2019. The increase was primarily the result of $49.6 million downgraded from “Pass", partially offset by upgrades to "Pass" of $13.2 million, downgrades to "Substandard" of $30.7 million, and $6.6 million of payoffs and principal payments.
•Loans rated “Substandard” totaled $82.9 million, an increase of $45.9 million from $37.0 million at December 31, 2019. This increase was primarily the result of $39.7 million downgraded from “Pass” and $30.7 million downgraded from "Special Mention", partially offset by $3.8 million downgraded to "Doubtful", charge-offs of $5.0 million, and $13.9 million in principal payments. The loans downgraded from the "Pass" rating had been rated "Watch", a rating within our "Pass" rating that receives more oversight and attention by management.
•Loans rated "Doubtful" totaled $1.6 million at September 30, 2020, an increase from zero at December 31, 2019. This increase was the result of $3.8 million downgraded from "Substandard", partially offset by principal payments of $2.0 million, and charge-offs of $290 thousand.
Our loss migration analysis currently utilizes a series of nineteen staggered 16-quarter migration periods. As a result, for purposes of determining applicable loss factors at September 30, 2020, our migration analysis covered the period from September 30, 2016 to September 30, 2020. We believe this was consistent with and reasonably reflects current economic conditions, portfolio trends and the risks that were inherent in our loan portfolio at September 30, 2020.
The table below sets forth loan delinquencies, by quarter, for the five preceding quarters ended September 30, 2020.

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$7,814	$11,857	$3,671	$533	$82
Commercial real estate	1,934	—	—	—	—
Residential mortgages	—	375	—	—	—
Consumer loans	145	180	94	—	4
	9,893	12,412	3,765	533	86
30-89 days:
Commercial loans	14,363	5,912	20,903	1,715	3,490
Commercial real estate	11,200	1,063	955	749	—
Land development loans	—	—	—	—	4,267
Consumer loans	53	200	579	315	70
	25,616	7,175	22,437	2,779	7,827
Total Past Due(1)(2):	$35,509	$19,587	$26,202	$3,312	$7,913

(1)Past due balances include nonaccrual loans.

As the above table indicates, total past due loans increased by $32.2 million, to $35.5 million at September 30, 2020 from $3.3 million at December 31, 2019. Loans past due 90 days or more increased by $9.4 million, to $9.9 million at September 30, 2020, from $533 thousand at December 31, 2019.
Loans 30-89 days past due increased by $22.8 million to $25.6 million at September 30, 2020 from $2.8 million at December 31, 2019 primarily attributable to $52.9 million of additions, partially offset by $20.6 million paid current, $4.5 million aged to over 90 days past due, principal payments of $3.2 million, $1.3 million charge-offs, and transfer to other assets of $530 thousand.
Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the nine months ended September 30, 2020 and year ended December 31, 2019:

	Nine Months Ended September 30, 2020		Year Ended December 31, 2019
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$571,976	—	$382,198	—
Interest-bearing checking accounts	105,837	0.18%	109,234	0.59%
Money market and savings deposits	429,133	0.69%	438,814	1.74%
Time deposits(1)	258,469	2.11%	265,859	2.26%
Total deposits	$1,365,415	0.63%	$1,196,105	1.19%

(1)Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Deposit Totals
Deposits totaled $1.4 billion at September 30, 2020 as compared to $1.2 billion at December 31, 2019. Deposit growth was primarily concentrated in noninterest bearing demand deposits as a result of PPP loan funding. The following table provides information regarding the mix of our deposits at September 30, 2020 and December 31, 2019:

	At September 30, 2020		At December 31, 2019
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Deposits
Noninterest bearing demand deposits	$661,462	47.0%	$397,000	33.1%
Savings and other interest-bearing transaction deposits	518,365	36.8%	525,692	43.8%
Time deposits(1)	227,723	16.2%	276,878	23.1%
Total deposits	$1,407,550	100.0%	$1,199,570	100.0%

(1)Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $207.7 million, or 14.8%, of total deposits at September 30, 2020, as compared to $252.9 million, or 21.1%, of total deposits at December 31, 2019.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$4,378	$54,247	$6,532	$46,621
Over three and through six months	5,492	57,427	4,376	45,882
Over six and through twelve months	5,892	53,541	8,186	93,316
Over twelve months	4,305	42,441	4,926	67,039
Total	$20,067	$207,656	$24,020	$252,858
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
    During the nine months ended September 30, 2020, we did not recognize additional operating liabilities or corresponding ROU assets based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. Refer to the Note 1, Significant Accounting Policies and Note 6, Leases above in Item 1 for further detail.

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
Our liquid assets, which included cash and due from banks, Federal Funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding FRBSF and FHLB stock) totaled $284.0 million, which represented 18% of total assets, at September 30, 2020. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future. We believe that during this period of uncertain economic conditions related to COVID, our liquidity position is strong, and will be closely monitored as conditions change.
Cash Flow Provided by Operating Activities. During the nine months ended September 30, 2020, operating activities provided net cash of $4.4 million, primarily attributable to our net income of $4.6 million, a $9.1 million noncash adjustment related to our provision for loan and lease losses, and proceeds of $5.4 million from the sale of SBA loans, partially offset by $5.8 million in SBA loan originations, accretion of deferred fees on loans of $4.0 million, and a $1.6 million increase in accrued interest receivable. During the nine months ended September 30, 2019, operating activities provided net cash of $13.9 million, primarily attributable to our net income of $5.2 million and a $5.4 million noncash adjustment related to our provision for loan and lease losses.
Cash Flow Used In Investing Activities. During the nine months ended September 30, 2020, investing activities used net cash of $148.3 million, primarily attributable to a $150.2 million increase in loans, offset by $4.6 million of cash provided from maturities of and principal payments on securities available for sale and other stock. During the nine months ended September 30, 2019, investing activities provided net cash of $67.9 million, primarily attributable to a $76.0 million decrease in loans, offset by $7.1 million of cash provided from maturities of and principal payments on securities available for sale and other stock and $1.1 million of cash provided from the sale of other real estate owned.
Cash Flow Provided by Financing Activities. During the nine months ended September 30, 2020, financing activities provided net cash of $202.0 million, consisting of a $208.0 million increase in our deposits, which was primarily the result of PPP loans funded by the SBA, partially offset by net payments of $6.0 million in borrowings. During the nine months ended September 30, 2019, financing activities provided net cash of $77.2 million which consisted of a $77.1 million increase in our deposits, which was primarily the result of new client acquisition.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At September 30, 2020 and December 31, 2019, the loan-to-deposit ratio was 91% and 94%, respectively.
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
The following table sets forth the capital and capital ratios of the Bank (on a stand-alone basis) at September 30, 2020, as compared to the regulatory requirements applicable to it.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk Weighted Assets	$178,100	16.0%	$149,643	At least 8.625	$111,425	At least 10.0

Common Equity Tier 1 Capital to Risk Weighted Assets	$164,124	14.7%	$57,105	At least 5.125	$72,426	At least 6.5

Tier 1 Capital to Risk Weighted Assets	$164,124	14.7%	$73,819	At least 6.625	$89,140	At least 8.0

Tier 1 Capital to Average Assets	$164,124	9.5%	$69,400	At least 4.0	$86,750	At least 5.0
    As the above table indicates, at September 30, 2020, the Bank (on a stand-alone basis) qualified as a “well-capitalized” institution under federally mandated capital standards and federally established prompt corrective action regulations. Since September 30, 2020, there have been no events or circumstances known to us which have changed or which are expected to result in a change in the Bank’s classifications as a well-capitalized institution.
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At September 30, 2020, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution under the capital adequacy guidelines described above.
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
Dividend Policy and Share Repurchase Programs

It is, and since the beginning of 2009 it has been, the policy of the Boards of Directors of the Company and the Bank to preserve cash to enhance our capital positions and the Bank’s liquidity. In addition, we have agreed that the Bank will not, without the FRB and the CDFPI’s prior written approval, pay any dividends to Bancorp. Accordingly, we do not expect to pay dividends or make share repurchases for the foreseeable future.
    The principal source of cash available to a bank holding company consists of cash dividends from its bank subsidiaries. There are currently several restrictions on the Bank’s ability to pay us cash dividends. Government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state-chartered banks, limits the amount of funds that the Bank is permitted to dividend to us. Further, Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company. We have committed to obtaining approval from the FRB and the CDFPI prior to Bancorp paying any dividends, or making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. There can be no assurance that our regulators will approve such payments or dividends in the future. Refer to “Supervision and Regulation” in Item 1 of our 2019 Form 10-K and Note 14, Shareholders’ Equity in the notes to our consolidated financial statements on our 2019 Form 10-K for more detail regarding the regulatory restrictions on our and the Bank’s ability to pay dividends. In addition, we currently have sufficient cash on hand to meet our cash obligations. As a result, we do not expect that these restrictions will impact our ability to meet our cash obligations.

Off-Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2020 and December 31, 2019, we were committed to fund certain loans including letters of credit amounting to approximately $336 million and $316 million, respectively.
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
Contractual Obligations
Borrowings. At September 30, 2020 and December 31, 2019, our borrowings consisted of the following:

(Dollars in thousands)	September 30, 2020	December 31, 2019
FHLB advances—short-term	$20,000	$30,000
Other borrowings—short-term(1)	3,962	—
Total	$23,962	$30,000
_______________
(1) Other borrowings are from the Federal Reserve's Paycheck Protection Program Liquidity Facility ("PPPLF") that extends credit to eligible financial institutions that originate PPP loans.

The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 1.67% for the three months ended September 30, 2020.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
$10,000	1.71%	December 30, 2020
$10,000	1.62%	January 25, 2021
At September 30, 2020, $443 million of loans were pledged to support our unfunded borrowing capacity. At September 30, 2020, we had unused borrowing capacity of $256 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the three months ended September 30, 2020 was $74.0 million from the FHLB. The highest amount of borrowings outstanding at any month end in 2019 consisted of $55.0 million of borrowings from the FHLB. At September 30, 2020 and December 31, 2019, commercial and consumer loans of $178 million and $210 million, respectively, were pledged to secure borrowings from the FRB to support our unfunded borrowing capacity of $144 million and $146 million, respectively.
Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At September 30, 2020, we had outstanding approximately $17.5 million principal amount of Debentures, of which $17.0 million would qualify as additional Tier 1 capital for regulatory purposes as of September 30, 2020 if we were to surpass the reporting threshold of $3 billion in total assets.

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
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. We have committed to obtaining approval from the FRB and the CDFPI prior to making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. Refer to “Supervision and Regulation” in Item 1 of our 2019 Form 10-K for further detail. As of September 30, 2020, we were current on all interest payments. There can be no assurance that our regulators will approve such payments in the future.

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
There have been no significant changes during the nine months ended September 30, 2020 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Policies within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K.

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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2020, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2020.

PACIFIC MERCANTILE BANCORP

By:	/s/ BRADFORD R. DINSMORE
Bradford R. Dinsmore
President and Chief Executive Officer
(Principal Executive Officer)

PACIFIC MERCANTILE BANCORP

By:	/s/ CURT A. CHRISTIANSSEN
Curt A. Christianssen
Chief Financial Officer
(Principal Financial Officer)