Form 10-K
period 2020-12-31
PACIFIC MERCANTILE BANCORP
filed 2021-03-15
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $76,418,330.
As of March 11, 2021, there were 22,319,230 shares of Common Stock and 1,467,155 shares of Non-Voting Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement which is expected to be filed with the Commission on or before April 30, 2021 for its 2021 Annual Meeting of Shareholders.

PACIFIC MERCANTILE BANCORP
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

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

PART I

ITEM 1.     BUSINESS
Background
Pacific Mercantile Bancorp is a California corporation that owns 100% of the stock of Pacific Mercantile Bank, a California state chartered commercial bank (which, for convenience, will sometimes be referred to in this Report as the “Bank”). The capital stock of the Bank is our principal asset and substantially all of our business operations are conducted and substantially all of our assets are owned by the Bank which, as a result, accounts for substantially all of our revenues, expenses and income. As the owner of a commercial bank, Pacific Mercantile Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and, as such, our operations are regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or the “FRB”) and the Federal Reserve Bank of San Francisco (“FRBSF”) under delegated authority from the FRB. See “Supervision and Regulation” below in Item 1 of this Report. During the third quarter of 2018, PMBC dissolved its wholly-owned subsidiary, PM Asset Resolution, Inc. (“PMAR”), which was established for the purpose of purchasing certain non-performing loans and other real estate from the Bank and thereafter collecting or disposing of those assets. Prior to PMAR being dissolved, all assets were liquidated and returned to PMBC. For ease of reference, we will sometimes use the terms “Company,” “we,” “our,” or “us” in this Report to refer to Pacific Mercantile Bancorp on a consolidated basis and “PM Bancorp,” “Bancorp” or “PMBC” to refer to Pacific Mercantile Bancorp on a “stand-alone” or unconsolidated basis.
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
The Bank's commercial lending solutions include working capital lines of credit and asset based lending, 7(a) and 504 Small Business Administration ("SBA") loans, commercial real estate loans, growth capital loans, equipment financing, letters of credit and corporate credit cards. The Bank's depository and corporate banking services include cash and treasury management solutions, interest-bearing term deposit accounts, checking accounts, automated clearinghouse (“ACH”) payment and wire solutions, fraud protection, remote deposit capture, courier services, and online banking. Additionally, the Bank serves clients operating in the global marketplace through services including letters of credit and import/export financing. We have also developed our Horizon Analytics tool which provides financial modeling and analysis to help our customers succeed.
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
Following our transition to a commercial banking model, it has become clear that our current client base is well served through our online banking and treasury management tools, and they rarely make use of full-service branches. We reduced the size of several branches during 2016, 2017 and 2020. The resultant cost savings from the branch reorganization was redeployed to expand our business development team and more actively promote our online banking. As we add more relationship managers, we believe we can better penetrate our core markets and accelerate the growth of our commercial client base. Our commitment to deliver our banking products through online channels allows us to effectively serve our clients, particularly in 2020 with the COVID-19 pandemic.

Our Commercial Banking Operations
We seek to meet the banking needs of mid-size businesses and professional firms by providing our clients with:
•A broad range of loan and deposit products and banking and financial services, more typically offered by larger banks, in order to gain a competitive advantage over independent or community banks that do not provide the same range or breadth of services that we are able to provide to our clients; and
•A high level of personal service and responsiveness, more typical of independent and community banks, which we believe gives us a competitive advantage over large out-of-state and other large multi-regional banks that may be unable, or unwilling, due to the expense involved, to provide that same level of personal service to this segment of the banking market.
    Deposit Products
Deposits are a bank’s principal source of funds for making loans and acquiring other interest earning assets. Additionally, the interest expense that a bank must incur to attract and maintain deposits has a significant impact on its operating results. A bank’s interest expense, in turn, will be determined in large measure by the types of deposits that it offers to, and is able to attract from, its clients. Generally, banks seek to attract “core deposits” which consist of demand deposits that bear no interest and low cost interest-bearing checking, savings and money market deposits. By comparison, time deposits (also sometimes referred to as “certificates of deposit”), including those in denominations of $250,000 or more, usually bear much higher interest rates and are more interest-rate sensitive and volatile than core deposits. A bank that is not able to attract significant amounts of core deposits must rely on more expensive time deposits or alternative sources of cash, such as Federal Home Loan Bank (“FHLB”) borrowings, to fund interest-earning assets, which means that its cost of funds are likely to be higher and, as a result, its net interest margin is likely to be lower than a bank with a higher proportion of core deposits. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Results of Operations - Net Interest Income” in Item 7 of this Report.
The following table sets forth information regarding the composition, by type of deposits, maintained by our clients during the year ended and as of December 31, 2020:

	Average Balance During the Year Ended December 31, 2020	Balance at December 31, 2020
	(Dollars in thousands)
Type of Deposit
Noninterest-bearing checking accounts(1)	$588,557	$647,115
Interest-bearing checking accounts	113,711	129,834
Money market and savings deposits	416,953	392,690
Certificates of deposit(2)	248,801	213,708
Totals	$1,368,022	$1,383,347

(1)Excludes noninterest bearing deposits maintained at the Bank by the Company with an annual average balance of $13.6 million for the year ended December 31, 2020 and a balance of $15.2 million at December 31, 2020.
(2)Comprised of time certificates of deposit in varying denominations under and over $250,000. Excludes certificates of deposit maintained by the Company at the Bank with an average balance of $250,000 for the year ended December 31, 2020 and a balance at December 31, 2020 of $250,000.

    Loan Products
We offer our clients a number of different loan products, including commercial loans and credit lines, accounts receivable and inventory financing, SBA guaranteed business loans, and owner-occupied commercial real estate loans. The following table sets forth the types and the amounts of our loans that were outstanding as of December 31, 2020:

	At December 31, 2020
	Amount	Percent of Total
	(Dollars in thousands)
Commercial loans, excluding PPP	$337,427	27.6%
Commercial loans - PPP	229,728	18.8%
Commercial real estate loans – owner occupied	197,336	16.1%
Commercial real estate loans – all other	194,893	15.9%
Residential mortgage loans – multi-family	159,182	13.0%
Residential mortgage loans – single family(1)	12,766	1.0%
Land development loans	11,766	1.0%
Consumer loans	80,759	6.6%
Gross loans	$1,223,857	100.0%

(1)These loans originated prior to March 2014 and are retained in our loan portfolio as a loan diversification strategy subsequent to our exit from the mortgage business.

    Commercial Loans
The commercial loans we offer generally include short-term secured and unsecured business and commercial loans with maturities ranging from 12 to 24 months, accounts receivable financing for terms of up to 24 months, equipment loans which generally amortize over a period of up to 7 years, and SBA guaranteed business loans with terms of up to 10 years. From time to time we will participate in certain special government guaranteed loan programs, such as the Paycheck Protection Program ("PPP"), a loan program administered through the SBA that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. The interest rates on these loans generally are adjustable and usually are indexed to The Wall Street Journal’s prime rate and will vary based on market conditions and credit risk. In order to mitigate the risk of borrower default, we generally require collateral to support the credit or, in the case of loans made to businesses, we often require personal guarantees from their owners, or both. In addition, all such loans must have well-defined primary and secondary sources of repayment.
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
    Commercial Real Estate Loans
The majority of our commercial real estate loans are secured by first trust deeds on nonresidential real property. Loans secured by nonresidential real estate often involve loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on the rental income stream from the properties and the global cash flows of the borrowers, which are generated from a wide variety of businesses and industries. As a result, repayment of these loans can be affected adversely by changes in the economy in general or by the real estate market more specifically. Accordingly, this type of loan is more difficult to monitor and evaluate. Consequently, we typically require personal guarantees from the owners of the businesses to which we make such loans.
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
    Business Banking Services
    We offer an array of banking and financial services designed to support the needs of our business banking clients. Those services include:
•Our online business banking portal allows our clients to conduct online transactions and access account information; features include the ability to:
◦View account balances and activity, including statements
◦Transfer funds between accounts
◦Access wires, ACH and bill pay capabilities
◦View check images
◦Setup account alerts
◦Prepare customizable reports and dashboards views
◦Download activity into Intuit QuickBooks and Quicken

•Our mobile banking platform allows our clients to conduct transactions and access account information from their mobile device; features include the ability to:
◦View available balances, transactions and transaction details
◦Create one time balance transfers
◦Create bill payments for existing payees
◦Schedule future dated bill payments
◦Cancel scheduled bill payments
◦View recent payments
◦Approve wires, ACH, and balance transfer transactions
◦Deposit checks
◦Find bank locations

•Collection services such as remote deposit capture services (PMB xPress Deposit), remittance payments (Lockbox), and incoming ACH and wire reporting and notification.

•Payable services such as checks, wire transfer and ACH origination, business bill pay service, and business credit cards. We also provide courier and onsite vault services for those clients with cash needs.

•Fraud prevention services such as Positive Pay, ACH Positive Pay, and transactional alerts.
Security Measures
Our ability to provide clients with secure and uninterrupted financial services is of paramount importance to our business. We believe our computer banking systems, services and software meet the highest standards of bank and electronic systems security. The following are among the security measures that we have implemented:
Bank-Wide Security Measures
•Service Continuity. In order to better ensure continuity of service, we have located our critical servers and telecommunications systems at an offsite hardened and secure data center. This center provides the physical environment necessary to keep servers up and running 24 hours a day, 7 days a week. This data center has raised floors, temperature control systems with separate cooling zones, seismically braced racks, and generators to keep the system operating during power outages and has been designed to withstand fires and major earthquakes. The center also has a wide range of physical security features, including smoke detection and fire suppression systems, motion sensors, and 24/7 secured access, as well as video camera surveillance and security breach alarms. The center is connected to the Internet by redundant high speed data circuits with advanced capacity monitoring.
•Physical Security. All servers and network computers reside in secure facilities. Only employees with proper identification may enter the primary server areas.

•Monitoring. Client transactions on online servers and internal computer systems produce one or more entries into transactional logs. Our personnel routinely review these logs as a means of identifying and taking appropriate action with respect to any abnormal or unusual activity.
Internet Security Measures
We maintain electronic and procedural safeguards that comply with federal regulations to guard nonpublic personal information. We regularly assess and update our systems to improve our technology for protecting information. Our security measures include:
•Transport Layer Security;
•digital certificates;
•multi-factor authentication;
•data loss prevention systems;
•anti-virus, anti-malware, and patch management systems;
•intrusion detection/prevention systems;
•vulnerability management systems; and
•firewall protection.
We believe the risk of fraud presented by online banking is not materially different from the risk of fraud inherent in any banking relationship. Potential security breaches can arise from any of the following circumstances:
•misappropriation of a client’s account number or password;
•compromise of the client’s computer system;
•penetration of our servers by an outside “hacker;”
•fraud committed by a new client in completing his or her loan application or opening a deposit account with us; and
•fraud committed by employees or service providers.
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
Additionally, the adequacy of our security measures is reviewed periodically by the FRBSF and the California Department of Financial Protection and Innovation ("CDFPI"), which are the federal and state government agencies, respectively, with primary supervisory authority over the Bank. We also retain the services of third party computer security firms to conduct periodic tests of our computer and online banking systems to identify potential threats to the security of our systems and to recommend additional actions that we can take to improve our security measures.
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
These banks, as well as many other financial institutions in our service areas, have the financial capability to make significant investments in technology and to conduct extensive marketing campaigns and to shift their resources to regions or activities of greater potential profitability. Many of them also offer diversified financial services which we do not presently offer directly. The larger banks and financial institutions also have substantially more capital and higher lending limits than our Bank.
In order to compete with the banks and other financial institutions operating in our service areas, we rely on our ability to provide flexible, more convenient and more personalized service to clients, including online banking services and financial tools. At the same time, we:
•emphasize personal contacts with existing and potential new clients by our directors, officers and other employees;
•develop and participate in local promotional activities;
•seek to develop specialized or streamlined services for clients; and
•offer customized financial modeling with our Horizon Analytics tool.
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
Impact of Economic Conditions, Government Policies and Legislation on our Business
Government Monetary Policies Our profitability, like that of most financial institutions, is affected to a significant extent by our net interest income, which is the difference between the interest income we generate on interest-earning assets, such as loans and investment securities, and the interest we pay on deposits and other interest-bearing liabilities, such as borrowings. Our interest income and interest expense, and hence our net interest income, depends to a great extent on prevailing market rates of interest, which are highly sensitive to many factors that are beyond our control, including inflation, recession and unemployment. Moreover, it is often difficult to predict with any assurance how changes in economic conditions of this nature will affect our future financial performance.
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

Economic Conditions and Recent Legislation and Other Government Actions
The last economic recession, which is reported to have begun at the end of 2007 and ended in the middle of 2009, and the current economic conditions resulting from the global pandemic, created wide ranging consequences and difficulties for the banking and financial services industry, in particular, and the economy in general. The previous recession led to significant write-downs of the assets and an erosion of the capital of a large number of banks and other lending and financial institutions which, in turn, significantly and adversely affected the operating results of banking and other financial institutions and led to steep declines in their stock prices. In addition, bank regulatory agencies have been very aggressive in responding to concerns and trends identified in their bank examinations, which has resulted in the increased issuance of enforcement orders requiring banks to take actions to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns. All of these conditions, moreover, led the U.S. Congress, the U.S. Treasury Department and the federal banking regulators, including the FDIC, to take broad actions, to address systemic risks and volatility in the U.S. banking system. A description of some of the regulatory and other actions taken, and their impact on the Company, are described below under “Supervision and Regulation.”

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
Pacific Mercantile Bancorp
PM Bancorp is a registered bank holding company subject to the Bank Holding Company Act. Under the Bank Holding Company Act, PM Bancorp is subject to regulation and supervision by the Federal Reserve Board. PM Bancorp is also subject to periodic examination by, and is required to file periodic reports with, the Federal Reserve Board. PM Bancorp is also a bank holding company within the meaning of the California Financial Code. As such, PM Bancorp is subject to supervision and periodic examination by, and may be required to file reports with, the CDFPI.
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
Pacific Mercantile Bank
General. The Bank is subject to primary supervision, periodic examination and regulation by (i) the Federal Reserve Board, which is its primary federal banking regulator, because the Bank is a member of the Federal Reserve System and (ii) the CDFPI, because the Bank is a California state chartered bank. The Bank also is subject to certain of the regulations promulgated by the FDIC, because its deposits are insured by the FDIC.
Various requirements and restrictions under Federal and California banking laws affect the operations of the Bank. These laws and the implementing regulations cover most aspects of a bank’s operations, including the reserves a bank must maintain against deposits and for possible loan losses and other contingencies; the types of deposits it obtains and the interest it is permitted to pay on certain deposit accounts; the loans and investments that a bank may make; the borrowings that a bank may incur; a bank’s establishment and closure of banking offices; the rate at which it may grow its assets; the acquisition and merger activities of a bank; the amount of dividends that a bank may pay; and the capital requirements that a bank must satisfy which can determine the extent of supervisory control to which a bank will be subject by its federal and state bank regulators. A more detailed discussion regarding capital requirements that are applicable to us and the Bank is set forth below under the caption “Prompt Corrective Action.”
Permissible Activities and Subsidiaries. California law permits state chartered commercial banks to engage in any activity permissible for national banks. Those permissible activities include conducting many so-called “closely related to banking” or “nonbanking” activities either directly or through their operating subsidiaries.
Federal Home Loan Bank System. The Bank is a member of the FHLB of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its member banks. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2020, the Bank was in compliance with the FHLB’s stock ownership requirement. Historically, the FHLB has paid dividends on its capital stock to its members.
FRB Deposit Reserve Requirements. The Federal Reserve Board requires all federally-insured depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts. At December 31, 2020, the Bank was in compliance with these requirements.
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
Regulatory Enforcement Actions. If a bank’s primary federal bank regulatory agency determines that the bank’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects its operations are unsatisfactory or that the bank or its management has violated any law or regulation, that agency has the authority to take a number of different remedial actions as it deems appropriate under the circumstances. These actions include the power to enjoin “unsafe or unsound” banking practices; to require that affirmative action be taken to correct any conditions resulting from any violation or practice; to issue an administrative order that can be judicially enforced; to require the bank to increase its capital; to restrict the bank’s growth; to assess civil monetary penalties against the bank or its officers or directors; to remove officers and directors of the bank; and, if the agency concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate a bank’s deposit insurance, which in the case of a California chartered bank would result in revocation of its charter and require it to cease its banking operations. Additionally, under California law the CDFPI has many of the same remedial powers with respect to the Bank, because it is a California state chartered bank.
Dividends and Stock Repurchases
It is FRB policy that bank holding companies should generally only pay dividends on or repurchase common stock out of current income, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also an FRB policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to their banking subsidiaries. Additionally, the FRB has indicated that bank holding companies should carefully review their dividend policies and has discouraged dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. We have committed to obtaining approval from the FRB and the CDFPI prior to paying any dividends on or repurchasing our common stock. There can be no assurance that our regulators will approve such dividends or repurchases in the future.
Cash dividends from the Bank would constitute the primary source of cash available to PM Bancorp for its operations and to fund any cash dividends or stock repurchases that the board of directors might declare in the future. PM Bancorp is a legal entity separate and distinct from the Bank and the Bank is subject to various statutory and regulatory restrictions on its ability to pay cash dividends to PM Bancorp. Those restrictions generally prohibit the Bank, subject to certain limited exceptions, from paying cash dividends to PM Bancorp in amounts that would cause the Bank to become undercapitalized. Additionally, the Federal Reserve Board and the CDFPI have the authority to prohibit the Bank from paying dividends, if either deems the Bank’s payment of dividends to be an unsafe or unsound practice. We have agreed that the Bank will not, without the FRB and the CDFPI's prior written approval, pay any dividends to PM Bancorp. See “Dividend Policy and Restrictions on the Payment of Dividends” in Item 5 of this Report.
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
In addition, federal banking agencies have adopted safety and soundness guidelines with respect to asset quality. These guidelines provide standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an FDIC-insured depository institution is expected to:
•conduct periodic asset quality reviews to identify problem assets, estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb those estimated losses;
•compare problem asset totals to capital;
•take appropriate corrective action to resolve problem assets;
•consider the size and potential risks of material asset concentrations; and
•provide periodic asset quality reports with adequate information for the Bank's management and the board of directors to assess the level of asset risk.

These guidelines also establish standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.
Capital Requirements
The Company and the Bank are subject to risk-based capital requirements administered by the federal banking agencies, which are often referred as Basel III Capital Rules. The Basel III Capital Rules generally require bank holding companies and banks to maintain a minimum level of capital to promote financial stability.
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
The Basel III Capital Rules include a 2.5% capital conservation buffer designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a three-year period until fully-phased in at 2.5% on January 1, 2019.

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
As of December 31, 2020, the capital levels of the Bank exceeded the minimums necessary to be categorized as well capitalized under the Basel III Capital Rules, including the applicable capital conservation buffers. See “See “Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Capital Resources - Regulatory Capital Requirements Applicable to Banking Institutions.”
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
At December 31, 2020, the Bank’s capital levels (on a stand-alone basis) exceeded the minimums necessary to be considered well-capitalized, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.
FDIC Deposit Insurance
The FDIC is an independent federal agency that insures customer deposits of federally insured banks and savings institutions in order to safeguard the safety and soundness of the banking and savings industries through the Deposit Insurance Fund (the “DIF”) up to prescribed limits, currently $250,000 per depositor. The DIF is funded primarily by FDIC assessments paid by each DIF member institution. The amount of each DIF member’s assessment is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005 and the Dodd-Frank Act, the FDIC is authorized to set the reserve ratio (the ratio of the net worth to estimated insured deposits) for the DIF annually at between 1.35% and 1.50% of estimated insured deposits (or a comparable percentage of the asset-based assessment base described above). The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.
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
Community Reinvestment Act and Fair Lending Laws
The Bank is subject to fair lending requirements and the evaluation of its small business operations under the Community Reinvestment Act (“CRA”). The CRA generally requires the federal banking agencies to evaluate the record of a bank in meeting the credit needs of its local communities, including those of low- and moderate-income neighborhoods in its service area. A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which determines the bank’s CRA ratings on the basis of its community lending and community development performance. When a bank or bank holding company files an application with a federal banking agency for approval to acquire a bank or another bank holding company, or engage in certain other expansionary activities, the agency will review the CRA assessment of the bank or, in the case of the bank holding company, each of its subsidiary banks, and a low CRA rating may be the basis for denying the application.

A bank may be subject to substantial penalties and corrective measures for a violation of fair lending laws. Federal banking agencies also may take compliance with fair lending laws into account when determining a bank's CRA rating and when regulating and supervising other activities of a bank or its bank holding company.
    USA Patriot Act of 2001 and Anti-Money Laundering Laws
Several federal laws, including the Bank Secrecy Act of 1970 (“BSA”), the Money Laundering Control Act and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), require all financial institutions, including banks, to implement policies and procedures relating to anti-money laundering, compliance, suspicious activities, and currency transaction reporting and due diligence on clients.
Of particular relevance to banks and other federally insured depository institutions are the USA Patriot Act’s sweeping anti-money laundering and financial transparency provisions and various related implementing regulations that:
•establish due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts and foreign correspondent accounts;
•prohibit U.S. institutions from providing correspondent accounts to foreign shell banks;
•establish standards for verifying customer identification at account opening; and
•set rules to promote cooperation among financial institutions, regulatory agencies and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.
Under implementing regulations issued by the U.S. Treasury Department, banking institutions are required to incorporate a customer identification program into their written money laundering plans that includes procedures for:
•verifying the identity of any person seeking to open an account, to the extent reasonable and practicable;
•maintaining records of the information used to verify the person’s identity; and
•determining whether the person appears on any list of known or suspected terrorists or terrorist organizations.
The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.
    Consumer Laws
The Company and the Bank are subject to a broad range of federal and state consumer protection laws and regulations prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition. Those laws and regulations include:
•The Home Ownership and Equity Protection Act of 1994, which requires additional disclosures and consumer protections to borrowers designed to protect them against certain lending practices, such as practices deemed to constitute “predatory lending.”
•Laws and regulations requiring banks to establish privacy policies which limit the disclosure of nonpublic information about consumers to nonaffiliated third parties.
•The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, which requires banking institutions and financial services businesses to adopt practices and procedures designed to help deter identity theft, including developing appropriate fraud response programs, and provides consumers with greater control of their credit data.
•The Truth in Lending Act, which requires that credit terms be disclosed in a meaningful and consistent way so that consumers may compare credit terms more readily and knowledgeably.
•The Equal Credit Opportunity Act, which generally prohibits, in connection with any consumer or business credit transaction, discrimination on the basis of race, color, religion, national origin, sex, marital status, age

(except in limited circumstances), or the fact that a borrower is receiving income from public assistance programs.
•The Fair Housing Act, which regulates many lending practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status.
•The Home Mortgage Disclosure Act, which includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.
•The Real Estate Settlement Procedures Act, which requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits certain abusive practices, such as kickbacks.
•The National Flood Insurance Act, which requires homes in flood-prone areas with mortgages from a federally regulated lender to have flood insurance.
•The Secure and Fair Enforcement for Mortgage Licensing Act of 2008, which requires mortgage loan originator employees of federally insured institutions to register with the Nationwide Mortgage Licensing System and Registry, a database created by the states to support the licensing of mortgage loan originators, prior to originating residential mortgage loans.
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
Human Capital Resources

As of December 31, 2020, we employed 146 persons on a full-time equivalent basis and 1 person on a part-time basis for a total of 147 persons. The successful execution of our relationship banking strategy is largely dependent on the personal relationships of our employees and the quality of service they provide. We strive to attract, develop and retain employees who can further our strategic goal of building long-term shareholder value. To do so, we offer compensation, benefits, and training designed to attract, develop and retain employees. None of our employees are covered by a collective bargaining agreement. We believe relations with our employees are good. While we expect to hire employees as we grow, as a result of attrition and as opportunities to recruit talent may arise, in general, we believe our human capital resources are adequate for our needs.
Diversity and Inclusion.. At Pacific Mercantile Bank, we recognize the valuable asset we have in our employees, and we are committed to fostering, cultivating and preserving a culture of diversity and inclusion. We value diversity and respect individual differences. Valuing diversity is about building relationships, being committed to a practice of inclusiveness that views differences as attributes and strengths, and recognizing the talents that diverse individuals bring to the workplace facilitates learning and creates a competitive advantage.

    Our diverse workforce comes from many different backgrounds, with different identities, life experiences, knowledge, unique capabilities, talent, and beliefs. Embracing the things that make each of us unique strengthens our ability to better serve our clients and stakeholders. It helps us understand what matters to our clients so we can help get things done. The diversity in which we have invested and our employees demonstrate in their daily work represents a significant part of not only our culture, but our reputation and Company’s achievement.

    Some of the ways we are striving to be an inclusive workplace for our employees include:

•Setting the tone at the top with our Board of Directors and Executive Management - Our Board and its committees have a key role in the oversight of our culture by holding management accountable for maintaining high ethical standards. Additionally, our Board Chairman also chairs the Nominating & Governance Committee - the governing committee for our diversity and inclusion strategy.
•Promoting a diverse and inclusive workforce -We have a policy of equal employment opportunity, prohibiting discrimination and harassment in the workplace on the basis of any protected category under federal or state law. At all levels of our company, we focus on attracting, retaining and developing our diverse talent. Over 50% of our workforce are women with approximately 53% of our workforce being people of color. Additionally, 30% of our Board of Directors are women.
•Recognizing and rewarding performance - From our equal pay for equal work commitment to how we competitively compensate our teammates, we are focused on delivering our pay-for-performance philosophy.
•Supporting employees’ physical, emotional and financial wellness - We support our employees through everyday challenges so they can be their best at work and at home. In furtherance of the support for our employees’, the Bank’s culture includes:
◦Respectful communication and cooperation between all employees;
◦Teamwork and employee participation, permitting the representation of all groups and employee perspectives;
◦Work/life balance through flexible work schedules to accommodate employees’ varying needs;
◦Employer and employee contributions to the communities we serve to promote a greater understanding and respect for diversity.

    We are proud of our diverse and inclusive culture, because when you create a workplace where all employees can thrive, everyone benefits. Pacific Mercantile Bank is honored to have received the Orange County Register Top Workplaces award for 2018, 2019, and 2020.

Giving Programs. One of our core values is to “Make a Difference Every Day.” We support this value by encouraging our employees to be active in serving their community through various Bank-sponsored volunteer events and/or participation on local non-profit boards and committees. In 2019, our employees collectively volunteered almost 1,300 hours within Orange and Los Angeles counties, and the surrounding regional area.

Workforce Health and Safety. We are committed to supporting the financial, emotional and physical well being of our employees and their families. We provide a range of innovative, industry-leading and flexible programs and benefits including employee assistance programs and employee wellness programs that foster a healthy work culture and contribute to a happier, healthier, and more engaged workforce. Throughout the COVID-19 pandemic, we have remained focused on the health and safety of our employees. All employees are required to comply with company safety rules and are expected to actively contribute to making our company a safer place to work by following the latest Center for Disease Control and Prevention ("CDC") guidelines. Our efforts to combat the pandemic included a commitment to deploy work-from-home capabilities for more of our employees. Approximately 25% of our staff shifted to working remotely and increased work flexibility was provided to help all employees balance personal and professional responsibilities to ensure the safety and wellness of our employees and their families.
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
Risks Related to the COVID-19 Pandemic
The outbreak of the novel coronavirus (“COVID-19”) has adversely impacted certain industries in which our customers operate and impaired their ability to fulfill their obligations to us. Further, the spread of the outbreak has caused and may continue to cause severe disruptions in the U.S. economy, disrupting banking and other financial activity in the areas in which we operate, and could potentially create widespread business continuity issues for us.
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
We are a participating lender in the PPP, a loan program established by the CARES Act and administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. The PPP opened on April 3, 2020. Because of the short window between the passing of the CARES Act and the opening of the PPP, there was and continues to be some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, we may be exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.
Risks Related to Our Banking Business, Strategy and Geographic Markets
Our business may be adversely affected by a worsening of conditions in the financial markets and economic conditions generally.
Our business, earnings and profitability are affected by the financial markets and economic conditions in the United States generally and, more specifically, in Southern California where a substantial portion of our business is generated, including factors such as the level and volatility of short-term and long-term interest rates, inflation, real estate values, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of capital and credit, investor sentiment and confidence in the financial markets and the sustainability of economic growth both in the United States and globally. The worldwide COVID-19 pandemic has caused significant volatility and disruption of economic conditions both in the United States and globally. These conditions have and may continue to adversely affect the financial performance and/or condition of our borrowers, the demand for credit and other banking products, the ability of borrowers to pay interest on and repay principal on outstanding loans and the value of collateral securing those loans, which could lead to decreased loan utilization rates, increased delinquencies and defaults and changes to our clients’ ability to meet certain credit obligations. If any of these events occur, we could experience one or more of the following adverse effects on our business:
•a decline in the demand for loans, which would cause a decline in interest income and our net interest margin;
•a decline in the value of our loans or other assets secured by residential or commercial real estate or by trading assets of our borrowers;
•a decrease in deposit balances due to overall reductions in the accounts of clients, which would adversely impact our liquidity position;
•an impairment of our investment securities and other real estate owned (“OREO”); and
•an increase in the volume of loans that become delinquent or the number of borrowers that file for protection under bankruptcy laws or default on their home loans or commercial loan obligations to us, either of which could result in a higher level of non-performing assets and cause us to increase our allowance for loan and lease losses (“ALLL”), thereby reducing our earnings.
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
Lending risks have historically been exacerbated by cyclical slowdowns in the real estate markets in Southern California where most of our clients are based. In previous economic recessions these markets have experienced declining real estate prices, excess inventories of unsold homes, high vacancy rates at commercial properties and increases in unemployment and a resulting loss of confidence about the future among businesses and consumers that had combined to adversely affect business and consumer spending. These conditions led to increases in our non-performing assets in prior periods, which required us to record loan charge-offs and write-downs in the carrying values of real properties that we acquired by or in lieu of foreclosure and caused us to incur losses in those periods. The COVID-19 pandemic, together with responses to the pandemic by governments, businesses and individuals, resulted in rapid decreases in commercial and consumer activity and closures of many businesses. While real estate prices in markets have generally been stable or improved since the onset of the pandemic, increasing vacancy rates at commercial properties, continued high levels of unemployment, and future weakness in economic conditions could result in loan charge-offs and asset write-downs that would require us to increase the provisions we make for loan losses and losses on real estate owned that could have a material adverse effect on our future operating results, financial condition and capital.
A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect asset quality and profitability for our loans secured by real property.
    Many of the loans in our portfolio are secured by real estate. For instance, the majority of our commercial real estate loans, which represented approximately 32.0% of our total loans outstanding as of December 31, 2020, are secured by first trust deeds on nonresidential real property. Payments on these loans depend to a large degree on the rental income stream from the properties and the global cash flows of the borrowers. A continued downturn in the economy, generally, or in the real estate market where the collateral for a real estate loan is located, specifically, could negatively affect the borrower's ability to repay the loan and the value of the collateral securing the loan, which, in turn, could have an adverse effect on our profitability and asset quality. In addition, decreases in commercial real estate prices coupled with slow economic growth and elevated levels of unemployment could drive losses beyond that provided for in our ALLL, which could adversely affect our operating results and financial condition.
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
We conduct our business operations in Southern California, where the banking business is highly competitive and is dominated by large multi-state and in-state banks with operations and offices covering wide geographic areas. We also compete with other financial service businesses, mutual fund companies, and securities brokerage and investment banking firms that offer competitive banking and financial products and services, including online and mobile banking services, as well as products and services that we do not offer. The larger banks and many of those other financial institutions have greater financial and other resources than we do, which enables them to make significant investments in technology, to conduct extensive marketing campaigns and to allocate resources to regions or activities of greater potential profitability. They also have substantially more capital and higher lending limits than we do, which enable them to attract larger clients and offer financial products and services that we are unable to offer, putting us at a disadvantage in competing with them for loans and deposits. Increased competition may prevent us from (i) achieving increases, or could even result in decreases, in our loan volume or deposit balances, or (ii) increasing interest rates on the loans we make or reducing the interest rates we pay to attract or retain deposits, either or both of which could cause a decline in our interest income or an increase in our interest expense and, therefore, lead to reductions in our net interest income and earnings. In addition, technology and other changes are allowing parties to complete financial transactions, which historically have involved banks, through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of client deposits, which could have a material impact on our financial condition and results of operations.
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
Risks Related to Government Regulation
Government regulations may impair our operations, restrict our growth or increase our operating costs.
We are subject to extensive supervision, examination, and regulation by federal and state bank regulatory agencies, including the Federal Reserve Board and the CDFPI. The primary objective of these agencies is to protect bank depositors and other clients and consumers, and not shareholders, whose respective interests often differ. Congress and these federal and state regulators continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect the Company in substantial and unpredictable ways. If , as a result of an examination, the CDFPI or the Federal Reserve Board should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the CDFPI and the Federal Reserve Board, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to, among other things, require affirmative action to correct any conditions resulting from any violation or practice and to impose restrictions that they believe are needed to protect depositors and clients of banking organizations. In addition, due to the complex and technical nature of many of the government regulations to which banking organizations are subject, inadvertent violations of those regulations may and sometimes do occur. In such an event, we would be required to correct or implement measures to prevent a recurrence of such violations. If more serious violations were to occur, the regulatory agencies could limit our activities or growth, impose fines on us, or ultimately require us to cease operations in the event we were to encounter severe liquidity problems or a significant erosion of our capital below the minimum amounts required under applicable bank regulatory guidelines or if we engage in unsafe or unsound practices that could lead to termination of our deposit insurance or banking charter.
The Dodd-Frank Act poses uncertainties for our business and has increased, and is likely to continue to increase, our costs of doing business.
The 2010 Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, established the Consumer Financial Protection Bureau (the “CFPB”) and requires the CFPB and other federal agencies to implement many new and significant rules and regulations. Certain provisions of the Dodd-Frank Act were made effective immediately. However, much of the Dodd-Frank Act continues to be subject to further rulemaking and there may have been various proposals to modify certain of the regulations adopted under the Dodd-Frank Act. As a result, the enactment of the Dodd-Frank Act poses uncertainties for our business and has increased, and is likely to continue to increase, our costs of doing business. However, due to uncertainties concerning the timing and extent of future rulemaking, it is difficult to assess the extent to which the Dodd-Frank Act, or the resulting rules and regulations, will further impact our business and financial performance. Compliance with these new laws and regulations will result in additional costs, which could be significant, and may have a material and adverse effect on our results of operations. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level. We cannot predict whether California state agencies will adopt consumer protection laws and standards that are more stringent than those adopted at the federal level or, if any are adopted, what impact they may have on us, our business or our results of operations.

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
Risks Relating to our Banking Operations and Technology
We have a continuing need to stay current with technological changes to compete effectively and increase our efficiencies. We may not have the resources to implement new technology to stay current with these changes.
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
Risks Related to Tax Laws
We have a significant deferred tax asset that may or may not be fully realized.
We have a significant deferred tax asset. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. We periodically assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. We have determined that it is more likely than not that we will be able to utilize our deferred tax asset to offset or reduce future taxes, and, as a result, we have released the previously established full valuation allowance on our deferred tax asset. This determination required us to incur a benefit to operations in the period in which we released or decreased the valuation allowance. If, in the future, we conclude that it is more likely than not that all or a portion of our deferred tax asset would not be realized, we would be required to establish a valuation allowance against that portion of our deferred tax asset. If, in the future, we are able to conclude that it is more likely than not that we will not be able to utilize our deferred tax asset, any future determination that a valuation allowance is again necessary will require us to incur a charge to operations that could have a material impact on our financial condition, results of operations and regulatory capital condition. In addition, certain of our deferred tax assets, including our tax credit carryforwards and net operating loss carryforwards, are subject to expiration if we are unable to utilize them during their respective terms. We cannot assure you that we will be able to fully realize our deferred tax asset.
Changes in tax laws and regulations could affect our future taxable income.

A change in tax laws or regulations, or their interpretation, could materially affect us if we generate taxable income in a future period. For example, on December 22, 2017, the United States enacted H.R.1., known as the Tax Cuts and Jobs Act (the “2017 Tax Act”) which, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%. As a result, we recorded a decrease related to our deferred tax assets and liabilities of $5.8 million with a corresponding adjustment to our valuation allowance as of December 31, 2017.We may consider the impact of tax laws and regulations when we make decisions about our business and we engage in certain strategies to minimize the impact of taxes. Consequently, any change in tax laws or regulations, or new interpretation of existing laws or regulations, could significantly alter the effectiveness of these decisions and strategies.
Risks Related to Our Corporate Structure, Governance Matters and Significant Shareholders
Certain banking laws and provisions of our articles of incorporation could discourage a third party from making a takeover offer that may be beneficial to our shareholders.
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
    We are a separate and distinct legal entity from our subsidiaries and we receive substantially all of our revenue from dividends paid to us by the Bank. There are legal limitations on the Bank's ability to extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, us. We have agreed that the Bank will not, without the FRB and the CDFPI's prior written approval, pay any dividends to us. Our inability to receive dividends from the Bank could adversely affect our business, financial condition, results of operations and prospects.
    Various statutory provisions restrict the amount of dividends the Bank can pay to us without regulatory approval. The Bank may not pay cash dividends if that payment could reduce the amount of its capital below that amount which is necessary to meet the “adequately capitalized” standard under regulatory capital requirements. It is also possible that, depending upon the financial condition of the Bank and other factors, regulatory authorities could conclude that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice, and as a result, and could impose restrictions on or prohibit such payments. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. We have committed to obtaining approval from the Federal Reserve Board and the CDFPI prior to paying any dividends, or making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. There can be no assurance that our regulators will approve such payments or dividends in the future.
Patriot Financial Partners III, L.P. is a substantial holder of our common stock and our non-voting common stock.
Patriot Financial Partners III, L.P. (“Patriot”) holds approximately 10.6% of our common stock and 100.0% of our non-voting common stock, representing an aggregated 16.8% equity interest in the Company. Patriot has a representative on our board and the board of the Bank, and has the right to an observer of both boards. Although Patriot’s investment in us was structured to avoid a determination that Patriot controls us under the regulations of the Federal Reserve and other state and federal banking laws, Patriot could have a substantial influence over our corporate policy and business strategy. In pursuing its economic interests, Patriot may have interests that are different from the interests of our other shareholders.
General Risk Factors

The price of our common stock may be volatile or may decline, which may make it more difficult to realize a profit on your investment in our shares of common stock.
The trading prices of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. Our stock price in the future could be adversely affected by other factors including:
•quarterly fluctuations in our operating results or financial condition;
•failure to meet analysts’ revenue or earnings estimates;
•the restrictions on our ability to pay cash dividends on our common stock as described below;
•the imposition of additional regulatory restrictions on our business and operations or an inability to meet regulatory requirements;
•an inability to successfully implement our growth strategy;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•fluctuations in the stock prices and operating results of our competitors;
•general market conditions and, in particular, developments related to market conditions for financial services industry stocks;
•proposed or newly adopted legislative or regulatory changes or developments aimed at the financial services industry; and
•any future proceedings or litigation that may involve or affect us.
We may need to raise additional capital in the future and such capital may not be available when needed or at all.
We are required by federal and state regulators to maintain adequate levels of capital. We may need to raise additional capital in the future to meet regulatory or other internal requirements. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance.
We cannot provide any assurance that access to such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of investors or counter-parties participating in the capital markets, may materially and adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and we would then have to compete with those institutions for investors. The inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition, or results of operations.
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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Trading Market for the Company’s Shares
Our common stock is traded on the Nasdaq Global Select Market under the symbol “PMBC.” As of March 11, 2021, there were approximately 56 holders of record of our common stock. We also have issued and outstanding shares of non-voting common stock held by one holder of record. The non-voting common stock is not traded on any exchange or quotation system.
Stock Performance Graph
The following graph compares the percentage change in our cumulative total shareholder return on our common stock, in each of the years in the five year period ended December 31, 2020, with the cumulative total return of: (i) the Russell 2000 Index, which measures the performance of the smallest 2,000 members, by market capitalization, of the Russell 3,000 Index, and (ii) an index published by SNL Securities L.C. (“SNL”) and known as the SNL Western Bank Index, which is comprised of 52 banks and bank holding companies (including the Company), the shares of which are listed on Nasdaq or the New York Stock Exchange and most of which are based in California and the remainder of which are based in nine other western states.
The stock performance graph assumes that $100 was invested at the close of market on the last trading day for the year ended December 31, 2015 in Company common stock and in the Russell 2000 Index and the SNL Western Bank Index and that any dividends paid in the indicated periods were reinvested. Shareholder returns shown in the stock performance graph are not necessarily indicative of future stock price performance.

Total Return Performance
Pacific Mercantile Bancorp
Russell 2000 Index
SNL Western Bank Index
Index Value
200
150
100
50
0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

(1)The source of the above graph and chart is S&P Global Market Intelligence.

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Pacific Mercantile Bancorp	100.00	102.38	122.72	100.28	113.88	72.09
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
SNL Western Bank Index	100.00	110.86	123.61	97.86	119.35	88.08
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
Cash dividends from the Bank represent the principal source of funds available to Bancorp to pay cash dividends to shareholders. Government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limit the amount of funds that the Bank would be permitted to dividend to Bancorp. As a result, those laws also affect our ability to pay cash dividends to our shareholders. In particular, under California law, cash dividends by a California state chartered bank may not exceed, in any calendar year, the lesser of (i) the sum of its net income for the year and its retained net income from the preceding two years (after deducting all dividends paid during the period), or (ii) the amount of its retained earnings. We have agreed that the Bank will not, without the FRB and CDFPI's prior written approval, pay any dividends to Bancorp.
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

ITEM 6.     SELECTED FINANCIAL DATA
The selected statement of operations data for the fiscal years ended December 31, 2020, 2019 and 2018, the selected balance sheet data as of December 31, 2020 and 2019, and the selected financial ratios (other than book value per share), that follow below were derived from our audited consolidated financial statements included in Item 8 of this Report and should be read in conjunction with those audited consolidated financial statements, together with the notes thereto, and with “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ” set forth in Item 7 of this Report. The selected statement of operations data for the years ended December 31, 2017 and 2016, the selected balance sheet data as of December 31, 2018, 2017 and 2016, and the selected financial ratios (other than book value per share) for the periods prior to January 1, 2018 are derived from audited consolidated financial statements that are not included in this Report.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands except per share data)
Selected Statement of Operations Data:
Total interest income	$60,598	$65,677	$62,542	$51,573	$41,000
Total interest expense	8,616	16,121	13,620	7,831	5,477
Net interest income	51,982	49,556	48,922	43,742	35,523
Provision for loan and lease losses	9,050	9,150	—	—	19,870
Net interest income after provision for loan and lease losses	42,932	40,406	48,922	43,742	15,653
Total noninterest income	6,337	5,588	4,635	4,374	2,937
Total noninterest expense	36,847	38,179	36,970	37,758	36,401
Income before income taxes	12,422	7,815	16,587	10,358	(17,811)
Income tax provision (benefit)	4,088	2,135	(10,752)	(91)	16,832
Net income	8,334	5,680	27,339	10,449	(34,643)
Net income allocable to common shareholders	$8,334	$5,680	$27,339	$10,449	$(34,643)
Per share data-basic:
Net income (loss)	$0.35	$0.24	$1.17	$0.45	$(1.51)
Net income (loss) allocable to common shareholders	$0.35	$0.24	$1.17	$0.45	$(1.51)
Per share data-diluted:
Net income (loss)	$0.35	$0.24	$1.16	$0.45	$(1.51)
Net income (loss) allocable to common shareholders	$0.35	$0.24	$1.16	$0.45	$(1.51)
Weighted average shares outstanding
Basic	23,507,081	22,811,215	22,788,164	23,071,671	22,802,439
Diluted	23,716,144	23,631,879	23,527,183	23,312,292	22,958,644

	December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands except for per share information)
Selected Balance Sheet Data:
Cash and cash equivalents(1)	$286,269	$220,138	$187,718	$198,208	$138,845
Total loans, net	1,209,587	1,117,511	1,083,240	1,053,201	931,525
Total assets	1,587,590	1,416,154	1,349,338	1,322,604	1,140,689
Total deposits	1,383,347	1,199,570	1,136,002	1,139,393	1,001,300
Junior subordinated debentures	17,527	17,527	17,527	17,527	17,527
Total shareholders’ equity	158,749	149,048	141,374	112,876	99,719
Book value per share	$6.71	$6.32	$6.06	$4.86	$4.33

(1)Cash and cash equivalents include cash and due from banks and federal funds sold.

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(unaudited)
Selected Financial Ratios:
Return on average assets	0.51%	0.40%	2.04%	0.88%	(3.13)%
Return on average equity	5.45%	3.87%	21.40%	9.78%	(27.56)%
Ratio of average equity to average assets	9.44%	10.33%	9.54%	9.03%	11.35%

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
As of December 31, 2020, our total assets, net loans and total deposits were $1.6 billion, $1.2 billion and $1.4 billion, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the years ended December 31, 2020, 2019 and 2018, we operated as one reportable segment, Commercial Banking.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.
COVID-19 Impact
The outbreak of the novel coronavirus (“COVID-19”) and the Federal Reserve's response to the economic challenges during 2020 has resulted in an uncertain and rapidly evolving economy. Governmental response to combat this pandemic have resulted in approximately 25% of our staff to shift to work either partially or fully remote. Our business continuity plans have been activated by COVID-19 and we have been able to fully support our remote workforce and have the ability to support all employees in a remote work environment. These remote work arrangements have not adversely impacted our ability to serve our clients, and have not had an impact on our financial reporting systems or the internal controls we have over financial reporting, disclosures and related procedures.
The most significant impact of COVID-19 on our business has been to the quality of our loan portfolio and to net interest income as short-term interest rates sharply declined. We have increased the qualitative factors used in the determination of the adequacy of our allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on our clients and their ability to fulfill their obligations. We have no certainty that the provisions we made during 2020 will be sufficient to absorb the losses that stem from the impact of COVID-19 on our clients. As the longer term effects on our clients from the COVID-19 pandemic become more apparent, we may need to charge-off some or all of the balance on certain loans and make further provisions to increase our allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon our capital, including the potential need to reevaluate the need for a valuation allowance on our deferred tax asset. At this time, we don't expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities.
At December 31, 2020, the Bank had capital ratios exceeding the minimums required to be qualified as a “well capitalized” institution under federally mandated capital standards and federally established prompt corrective active regulations, with approximately $68 million of capital in excess of what is required for the Bank to be qualified as well capitalized using the ratio of total capital to risk weighted assets. The Company has approximately $10 million of capital that it could contribute to the Bank should it be needed. In the event that future loan and leases loss and/or tax provisions reduce our capital surplus, we would be required to undertake measures to return the Bank's capital ratios to well capitalized levels, which could include but not be limited to raising additional capital or reducing the Bank's asset size. We believe that we would have access to equity and debt markets to secure additional capital for the Bank should the need arise, but we have no certainty regarding the extent of the availability of these markets at the time such need would arise.
Increased demand for liquidity by our clients is another impact that we anticipate could occur should the COVID-19 effects be prolonged. As of December 31, 2020 the Company and the Bank's on-balance sheet liquidity was very strong and combined with our contingent liquidity resources, we believe that the Bank has sufficient resources to meet the liquidity needs of our clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing our reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

Results of Operations
Operating Results for the Years Ended December 31, 2020, 2019, and 2018
    Our operating results for the year ended December 31, 2020, compared to December 31, 2019, and for the year ended December 31, 2019, compared to December 31, 2018, were as follows:

	Year Ended December 31,
	2020	2019	2018	2020 vs. 2019 % Change	2019 vs. 2018 % Change
	(Dollars in thousands)
Interest income	$60,598	$65,677	$62,542	(7.7)%	5.0%
Interest expense	8,616	16,121	13,620	(46.6)%	18.4%
Provision for loan and lease losses	9,050	9,150	—	(1.1)%	100.0%
Non-interest income	6,337	5,588	4,635	13.4%	20.6%
Non-interest expense	36,847	38,179	36,970	(3.5)%	3.3%
Income tax provision (benefit)	4,088	2,135	(10,752)	91.5%	(119.9)%
Net income allocable to common shareholders	$8,334	$5,680	$27,339	46.7%	(79.2)%

Interest Income
2020 vs. 2019
Total interest income decreased 7.7% to $60.6 million for the year ended December 31, 2020 from $65.7 million for the year ended December 31, 2019. This decrease is primarily due to a decrease in interest income on short term investments during the year ended December 31, 2020 compared to the prior year as a result of lower average yields in the declining interest rate environment of the current year. During the years ended December 31, 2020 and 2019, interest income on loans was $58.7 million and $59.3 million, respectively, yielding 4.68% and 5.39% on average loan balances of $1.26 billion and $1.10 billion, respectively. The increase in the average loan balances is attributable to the funding of $281.0 million of PPP loans. The average yield on interest-earning assets was 3.84% for the year ended December 31, 2020 compared to 4.77% for the year ended December 31, 2019.
During the years ended December 31, 2020 and 2019, interest income from our securities available-for-sale and stock, was $939 thousand and $1.1 million, yielding 2.57% and 2.90% on average balances of $36.5 million and $36.7 million, respectively. The average securities balances decreased as a result of sales and maturities of, and payments on, securities throughout the year ended December 31, 2020. The decrease in the average yield is the result of the Federal Reserve cutting interest rates by 150 basis points in the first quarter of 2020. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $1.0 million and $5.3 million for the year ended December 31, 2020 and 2019, respectively, yielding 0.33% and 2.20% on average balances of $286.4 million and $239.3 million, respectively. The increase in the average balance is the result of increased liquidity as a result of deposit growth. The decrease in the average yield is a result of the declining interest rate environment in the latter half of 2019 through early 2020. As a result, total interest income on investments decreased for the year ended December 31, 2020.
2019 vs. 2018
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
During the years ended December 31, 2019 and 2018, interest income from our securities available-for-sale and stock, was $1.1 million and $1.2 million, respectively, yielding 2.90% and 2.92% on average balances of $36.7 million and $39.7 million, respectively. The average securities balances decreased as a result of sales and maturities of, and payments on, securities throughout the year ended December 31, 2019Aqw, which was partially offset by purchases during the second half of the year. The decrease in the average yield is the result of the FHLB special dividend of $83 thousand during December 2018. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $5.3 million and $3.8 million for the years ended December 31, 2019 and 2018, respectively, yielding 2.20% and 1.92% on average balances of $239.3 million and $195.7 million, respectively. The increase in the average balance is the result of increased liquidity as a result of deposit growth. The increase in the average yield is a result of the rising interest rate environment throughout 2018 and early 2019, offset by decreasing rates in the latter half of 2019. As a result, total interest income on investments increased for the year ended December 31, 2019.

Interest Expense
2020 vs. 2019
Total interest expense decreased 46.6% to $8.6 million for the year ended December 31, 2020 from $16.1 million for the year ended December 31, 2019. The decrease was primarily due to a decrease in the average cost of funds of our interest-bearing liabilities to 1.00% at December 31, 2020 from 1.85% at December 31, 2019, which was primarily the result of our ongoing focus on reducing costs of deposits by monitoring and lowering interest rates in response to the current interest rate environment and actively managing our deposit portfolio away from higher costing money market deposits and certificates of deposit and into noninterest bearing deposits. Interest expense on our certificates of deposit for the years ended December 31, 2020 and 2019 was $4.9 million and $6.0 million, respectively, with a cost of funds of 1.98% and 2.26% on average balances of $248.8 million and $265.9 million, respectively.
2019 vs. 2018
Total interest expense increased 18.4% to $16.1 million for the year ended December 31, 2019 from $13.6 million for the year ended December 31, 2018. The increase was primarily due to an increase in the volume of and average cost of funds of our interest-bearing liabilities to 1.85% at December 31, 2019 from 1.60% at December 31, 2018, which was primarily the result of new client acquisition and our decision to increase the rate of interest paid on our non-maturity interest bearing deposits and our certificates of deposit while in a rising interest rate environment, and an increase in our FHLB borrowings. Interest expense on our certificates of deposit for the years ended December 31, 2019 and 2018 was $6.0 million and $5.3 million, respectively, with a cost of funds of 2.26% and 1.70%, on average balances of $265.9 million and $315.2 million, respectively.
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
As a result of the Federal Reserve Board decreasing interest rates by 150 basis points during the first quarter of 2020, we experienced a reduction in our net interest margin. The unfavorable impact of lower prevailing interest rates on our asset-sensitive balance sheet was evidenced in the year ended December 31, 2020 as compared to the year ended December 31, 2019. While we are unable to ascertain whether the Federal Reserve Board will continue to decrease short-term interest rates in the future, we expect the unfavorable impact on our net interest margin will remain in the event that interest rates continue to fall. However, we believe the management of our deposit costs to correspond with declining interest rates would partially offset the contractual decrease in the yield on earning assets.
The following tables set forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the years ended December 31, 2020, 2019 and 2018. Average balances are calculated based on average daily balances.

	Year Ended December 31,
	2020			2019			2018
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets
Short-term investments(1)	$286,400	$959	0.33%	$239,268	$5,264	2.20%	$195,736	$3,756	1.92%
Securities available for sale and stock(2)	36,470	939	2.57%	36,716	1,065	2.90%	39,744	1,160	2.92%
Loans(3)	1,255,461	58,700	4.68%	1,100,082	59,348	5.39%	1,071,874	57,626	5.38%
Total interest-earning assets	1,578,331	60,598	3.84%	1,376,066	65,677	4.77%	1,307,354	62,542	4.78%
Noninterest-earning assets
Cash and due from banks	17,247			15,975			16,785
All other assets(3)	24,762			26,528			14,577
Total assets	$1,620,340			$1,418,569			$1,338,716
Interest-bearing liabilities:
Interest-bearing checking accounts	$113,711	$172	0.15%	$109,234	$645	0.59%	$69,841	363	0.52%
Money market and savings accounts	416,953	2,439	0.58%	438,814	7,635	1.74%	412,366	6,358	1.54%
Certificates of deposit	248,801	4,918	1.98%	265,859	6,002	2.26%	315,189	5,349	1.70%
Other borrowings	62,948	464	0.74%	39,315	947	2.41%	36,209	705	1.95%
Junior subordinated debentures	17,527	623	3.55%	17,527	892	5.09%	17,527	845	4.82%
Total interest bearing liabilities	859,940	8,616	1.00%	870,749	16,121	1.85%	851,132	13,620	1.60%
Noninterest-bearing liabilities
Demand deposits	588,557			382,198			348,923
Accrued expenses and other liabilities	18,944			19,032			10,931
Shareholders' equity	152,899			146,590			127,730
Total liabilities and shareholders' equity	$1,620,340			$1,418,569			$1,338,716
Net interest income		$51,982			$49,556			$48,922
Net interest income/spread			2.84%			2.92%			3.18%
Net interest margin			3.29%			3.60%			3.74%

(1)Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.
(2)Stock consists of FHLB stock and Federal Reserve Bank stock.
(3)Loans include the average balance of nonaccrual loans and loan fees. The allowance for loan and lease losses is included within the "All other assets" line item.
The following table sets forth changes in interest income, including loan fees, and interest paid in each of the years ended December 31, 2020, 2019 and 2018 and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	2020 Compared to 2019 Increase (Decrease) due to Changes in			2019 Compared to 2018 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$871	$(5,176)	$(4,305)	$909	$599	$1,508
Securities available for sale and stock(2)	(7)	(119)	(126)	(88)	(7)	(95)
Loans	7,808	(8,456)	(648)	1,521	201	1,722
Total earning assets	8,672	(13,751)	(5,079)	2,342	793	3,135
Interest expense
Interest-bearing checking accounts	25	(498)	(473)	227	55	282
Money market and savings accounts	(363)	(4,833)	(5,196)	425	852	1,277
Certificates of deposit	(369)	(715)	(1,084)	(926)	1,579	653
Borrowings	386	(869)	(483)	64	178	242
Junior subordinated debentures	—	(269)	(269)		47	47
Total interest-bearing liabilities	(321)	(7,184)	(7,505)	(210)	2,711	2,501
Net interest income	$8,993	$(6,567)	$2,426	$2,552	$(1,918)	$634

(1)Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at financial institutions.
(2)Stock consists of FHLB stock and Federal Reserve Bank stock.
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
We employ economic models and data that conform to bank regulatory guidelines and reflect sound industry practices as well as our own historical loan loss experience to determine the sufficiency of the ALLL and any provisions needed to increase or replenish the ALLL. Those determinations involve judgments and assumptions about current economic conditions and external events that can impact the ability of borrowers to meet their loan obligations. However, the duration and impact of these factors cannot be determined with any certainty. As such, unanticipated changes in economic or market conditions, bank regulatory guidelines or the sound practices that are used to determine the sufficiency of the ALLL, could require us to record additional, and possibly significant, provisions to increase the ALLL. This would have the effect of reducing reportable income or, in the most extreme circumstance, creating a reportable loss. In addition, the Federal Reserve Bank and the CDFPI, as an integral part of their regulatory oversight, periodically review the adequacy of our ALLL. These agencies may require us to make additional provisions for perceived potential loan losses, over and above the provisions that we have already made, the effect of which would be to reduce our income or increase any losses we might incur.
    We recorded a $9.1 million provision for loan and lease losses during the year ended December 31, 2020 as a result of total net charge-offs of $5.2 million, an increase in classified and non-performing loans, and qualitative factor increases related to COVID-19 during the year. During the year ended December 31, 2019, we recorded a provision for loan and lease losses of $9.2 million as a result of total net charge-offs of $9.0 million, an increase in classified and non-performing loans, and growth in our loan portfolio during the year. We recorded no provision for loan and lease losses during the year ended December 31, 2018 primarily as a result of reserves for new loan growth being offset by a decline in the level of classified assets.
    See "—Financial Condition—Nonperforming Assets and Allowance for Loan and Lease Losses" below in this Item 7 for additional information regarding the ALLL.

Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income in the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	Amount	Amount	Amount	Percentage Change	Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(Dollars in thousands)
Service fees on deposits and other banking services	$3,137	$1,782	$1,549	76.0%	15.0%
Net gain on sale of securities available for sale	171	—	48	100.0%	(100.0)%
Net loss on sale of other assets	(147)	(42)	(4)	250.0%	950.0%
Net gain on sale of Small Business Administration loans	547	1,029	—	(46.8)%	100.0%
Other noninterest income	2,629	2,819	3,042	(6.7)%	(7.3)%
Total noninterest income	$6,337	$5,588	$4,635	13.4%	20.6%
2020 vs. 2019
    Noninterest income increased by $749 thousand, or 13.4%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily as a result of:
•An increase of $1.4 million in deposit related fees, credit card fees and loan service fees during the year ended December 31, 2020 as compared to the year ended December 31, 2019 as the result of modifications to our loan and deposit fee structure; and
•Gain on sale of securities available for sale of $171 thousand during the year ended December 31, 2020 compared to zero for the prior year; partially offset by
•Gain on sale of SBA loans of $1.0 million during the year ended December 31, 2019 as compared to gain on sale of $547 thousand during the year ended December 31, 2020; and
•A decrease of $190 thousand in other noninterest income during the year ended December 31, 2020 as compared to the same period in 2019 due to decreased credit card income in 2020.

2019 vs. 2018
During the year ended December 31, 2019, noninterest income increased by $953 thousand, or 20.6%, to $5.6 million from $4.6 million for the year ended December 31, 2018, primarily as a result of:
•Net gain on sale of SBA loans of $1.0 million during the year ended December 31, 2019 as compared to no SBA sales during the same period in 2018; and
•An increase of $233 thousand in deposit related fees, credit card fees and loan service fees during the year ended December 31, 2019 as compared to the same period in 2018; partially offset by
•A decrease of $223 thousand in other non-interest income during the year ended December 31, 2019 as compared to the same period in 2018 due to decreased foreign exchange and trade income in 2019; and
•A gain of $48 thousand on the sale of securities available for sale during the year ended December 31, 2018 that did not occur in the same period in 2019.

Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense in the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	Amount	Amount	Amount	Percent Change	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$22,429	$23,411	$23,749	(4.2)%	(1.4)%
Occupancy	2,677	2,553	2,388	4.9%	6.9%
Equipment and depreciation	2,024	1,884	1,802	7.4%	4.6%
Data processing	2,568	2,184	1,681	17.6%	29.9%
FDIC expense	954	427	927	123.4%	(53.9)%
Other real estate owned expense, net	—	69	123	(100.0)%	(43.9)%
Professional fees	2,956	3,982	2,468	(25.8)%	61.3%
Business development	619	803	946	(22.9)%	(15.1)%
Loan related expense	592	639	769	(7.4)%	(16.9)%
Insurance	256	245	248	4.5%	(1.2)%
Other operating expenses (1)	1,772	1,982	1,869	(10.6)%	6.0%
Total noninterest expense	$36,847	$38,179	$36,970	(3.5)%	3.3%

(1)Other operating expenses primarily consist of telephone, investor relations, promotional, regulatory expenses, and correspondent bank fees.
2020 vs. 2019
    Noninterest expense decreased $1.3 million, or 3.5%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily as a result of:
•A decrease of $1.0 million in our professional fees primarily related to higher legal and consulting fees in 2019; and
•A decrease of $982 thousand in salaries and employee benefits primarily related to the staffing changes made at the bank during the second quarter of 2020; and
•A decrease of $210 thousand in other operating expenses due to cost savings initiatives during the year; partially offset by
•An increase of $527 thousand in FDIC expenses based on an increased average asset size that resulted from our participation in PPP versus receiving a rebate from the FDIC during the prior year; and
•An increase of $384 thousand in data processing fees primarily related to a higher deposit volume; and
•An increase of $140 thousand in equipment and depreciation related to hardware and software purchases resulting from the efforts to deploy work-from-home capabilities for more of our employees.
2019 vs. 2018
During the year ended December 31, 2019, noninterest expense increased by $1.2 million, or 3.3%, to $38.2 million from $37.0 million for the year ended December 31, 2018, primarily as a result of:
•An increase of $1.5 million in our professional fees primarily related to higher legal fees in 2019 and the recovery of legal fees attributable to the payoff of a loan relationship in 2018 that was previously on nonaccrual status; and
•An increase of $247 thousand in occupancy and equipment expense related to building and equipment maintenance; and
•An increase of $503 thousand in data processing fees primarily related to a higher credit card and deposit volume; and
•An increase in various expense accounts related to the normal course of operating, including expenses related to loan production and business development; partially offset by
•A decrease of $338 thousand in salaries and employee benefits primarily related to a decrease in employee benefits and incentive compensation partially offset by severance payments and acceleration of equity awards of a former executive; and
•A decrease of $500 thousand in our FDIC insurance expenses as the result of a lower rate and rebate.

Provision for (Benefit from) Income Tax
The CARES Act, passed by Congress during the first quarter of 2020 in response to the outbreak of COVID-19, provides for assistance in the form of income tax related relief measures, including temporary changes to income tax laws such as the ability to carryback NOLs for a period of five years, which does not apply to our Company. Management performed an evaluation of the tax relief measures available, and determined there was no significant impact to our Company, and therefore, no tax relief provisions were applied.
During the year ended December 31, 2020, we had an income tax expense of $4.1 million. The income tax expense during the year ended December 31, 2020 is primarily a result of our operating income partially offset by an adjustment made to our deferred tax asset in the fourth quarter to true up stock based compensation. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and based on its evaluation, management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at December 31, 2020. Significant positive evidence included our three-year cumulative income position, the expectation that we will continue to have positive earnings based on positive income in eleven of the last twelve trailing quarters, and a shift from accumulated deficit to retained earnings during the year. Negative evidence included our net loss for the first quarter of 2020 and deterioration in asset quality.
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

Financial Condition
Assets
Our total consolidated assets increased by $171 million at December 31, 2020 from $1.4 billion at December 31, 2019. The following table sets forth the composition of our interest earning assets at:

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$274,245	$202,729
Interest-bearing time deposits with financial institutions	1,597	2,420
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	7,910	7,910
Securities available for sale, at fair value	42,183	28,344
Loans (net of allowances of $17,452 and $13,611, respectively)	1,209,587	1,117,511

(1)Includes interest-earning balances maintained at the Federal Reserve Bank of San Francisco (“FRBSF”).

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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of December 31, 2020, 2019 and 2018:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
Securities available for sale at December 31, 2020:
Residential mortgage backed securities issued by U.S. Agencies	$14,061	$379	$(4)	$14,436
Commercial mortgage backed securities issued by U.S. Agencies	20,585	214	(126)	20,673
Corporate subordinated indentures	7,035	42	(3)	7,074
Total securities available for sale	$41,681	$635	$(133)	$42,183
Securities available for sale at December 31, 2019:
Residential mortgage backed securities issued by U.S. Agencies	$19,380	$12	$(277)	$19,115
Commercial mortgage backed securities issued by U.S. Agencies	9,147	128	(46)	9,229
Total securities available for sale	$28,527	$140	$(323)	$28,344
Securities available for sale at December 31, 2018:
U.S. Treasury securities	$2,999	$—	$(19)	$2,980
Residential mortgage backed securities issued by U.S. Agencies	24,739	1	(1,023)	23,717
Commercial mortgage backed securities issued by U.S. Agencies	4,495	40	(1)	4,534
Total securities available for sale	$32,233	$41	$(1,043)	$31,231
At December 31, 2020, 2019 and 2018, U.S. agency mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $2.0 million, $9.2 million and $18.2 million, respectively, were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.

The amortized cost of securities available for sale at December 31, 2020 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	December 31, 2020 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
Residential mortgage backed securities issued by U.S. Agencies	$4,780	1.35%	$8,084	1.37%	$1,197	1.20%	$—	—%	$14,061	1.39%
Commercial mortgage backed securities issued by U.S. Agencies	877	0.80%	4,834	1.50%	5,171	1.58%	9,703	1.38%	20,585	1.52%
Corporate subordinated indentures	—	—%	7,035	3.82%	—	—%	—	—%	7,035	3.82%
Total Securities Available for sale	$5,657	1.27%	$19,953	2.27%	$6,368	1.27%	$9,703	1.38%	$41,681	1.77%
The table below indicates, as of December 31, 2020, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Residential mortgage backed securities issued by U.S. Agencies	$68	$(1)	$126	$(3)	$194	$(4)
Commercial mortgage backed securities issued by U.S. Agencies	7,483	(126)	—	—	7,483	(126)
Corporate subordinated indentures	4,032	(3)	—	—	4,032	(3)
Total	$11,583	$(130)	$126	$(3)	$11,709	$(133)
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

Loans
The outbreak of COVID-19 will continue to have an impact on our loan portfolio as we experience a prolonged period of economic uncertainty that affects a broad range of industries in which our customers operate. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans. As a result of these risks, we have provided for additional losses in our provision for loan and lease losses with increased qualitative factors to reflect the current economic environment. Our participation in the PPP has allowed us to assist hundreds of our customers in securing funding from the SBA. The Bank was able to begin processing applications for PPP loans on April 3, 2020, the very first day the SBA began accepting applications, due to the preparations made by the Bank at the end of the first quarter. The Bank has been able to process loan applications for approximately $281 million, which was largely for the benefit of the Bank's existing clients who have been impacted by COVID-19. Our loan growth during the year is primarily due to these loans funded under the PPP.
The following table sets forth the composition, by loan category, of our loan portfolio at December 31, 2020, 2019, and 2018:

	At December 31,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans, excluding PPP	$337,427	27.6%	$409,420	36.2%	$444,441	40.7%
Commercial loans - PPP	229,728	18.8%	—	—%	—	—%
Commercial real estate loans – owner occupied	197,336	16.1%	219,483	19.5%	211,645	19.3%
Commercial real estate loans – all other	194,893	15.9%	208,283	18.5%	226,441	20.7%
Residential mortgage loans – multi-family	159,182	13.0%	176,523	15.7%	97,173	8.9%
Residential mortgage loans – single family	12,766	1.0%	18,782	1.7%	21,176	1.9%
Construction and land development loans	11,766	1.0%	2,981	0.3%	38,496	3.5%
Consumer loans	80,759	6.6%	90,867	8.1%	54,514	5.0%
Total loans	1,223,857	100.0%	1,126,339	100.0%	1,093,886	100.0%
Deferred fee (income) costs, net	3,182		4,783		2,860
Allowance for loan and lease losses	(17,452)		(13,611)		(13,506)
Loans, net	$1,209,587		$1,117,511		$1,083,240
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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at December 31, 2020:

	December 31, 2020
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$14,069	$25,742	$128,752	$168,563
Fixed rate	18,087	64,342	153,003	235,432
Commercial loans
Floating rate	57,794	79,740	23,250	160,784
Fixed rate	88,794	296,496	21,080	406,370
Total	$178,744	$466,320	$326,085	$971,149

(1)Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $171.9 million and $80.8 million, respectively, at December 31, 2020.

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
During the first quarter of 2020, the CARES Act was passed by Congress in response to COVID-19 to encourage lenders to provide assistance in the form of loan modifications to borrowers negatively impacted by the pandemic. Loan modifications provided under the CARES Act are not classified as troubled debt restructurings (“TDRs”) or considered impaired if the borrowers were current as of December 31, 2019 and their ability to pay was impacted by COVID-19. The loan modifications we provided were limited to payment deferrals and the majority of borrowers that received loan deferrals earlier in the year have now returned to normal payment schedules. As of December 31, 2020, we had 16 loans with an outstanding balance of $20.4 million that were under a payment deferral.
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at December 31, 2020, 2019, and 2018:

	At December 31, 2020	At December 31, 2019	At December 31, 2018
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$30,928	$9,101	$3,352
Commercial real estate	8,814	6,507	831
Consumer	174	74	43
Total nonaccrual loans	$39,916	$15,682	$4,226
Total nonaccrual loans to total loans	3.30%	1.40%	0.39%
Loans past due 90 days and still accruing interest:
Commercial loans	$5,675	$—	$1,278
Total loans past due 90 days and still accruing interest	$5,675	$—	$1,278
Other real estate owned (OREO):
Commercial loans	$—	$—	$1,173
Total other real estate owned	$—	$—	$1,173
Other nonperforming assets:
Other foreclosed assets	231	164	91
Total nonperforming assets(1)	$40,147	$15,846	$5,490
Restructured loans:
Nonaccruing loans (included in nonaccrual loans above)	6,712	—	—
Total restructured loans	$6,712	$—	$—
(1)Excludes loans past due 90 days and still accruing interest.
As the above table indicates, total non-performing assets increased by approximately $30.0 million, or 189%, to $40.1 million as of December 31, 2020 from $15.8 million as of December 31, 2019. The increase is primarily a result of an increase in non-performing loans to $39.9 million as of December 31, 2020 from $15.7 million the prior year, and an increase of $5.7 million to loans past due 90 days and still accruing. The increase in our non-performing loans resulted primarily from $42.7 million of additions during the year ended December 31, 2020, partially offset by charge-offs of $6.3 million, $11.4 million of payoffs or paydowns on our nonaccrual loans, and the transfer of $693 thousand to other assets. The increase in our other foreclosed assets balance from December 31, 2020 related to the addition of $802 thousand of foreclosed automobiles, partially offset by sale proceeds of $580 thousand during the year ended December 31, 2020.
Information Regarding Impaired Loans. At December 31, 2020, loans deemed impaired totaled $39.9 million as compared to $15.7 million at December 31, 2019. We had an average investment in impaired loans of $20.1 million for the year ended December 31, 2020 as compared to $7.2 million for the year ended December 31, 2019. The interest that would have been earned during the year ended December 31, 2020 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $1.8 million.
The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with ASC 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at December 31, 2020 and December 31, 2019:

	December 31, 2020			December 31, 2019
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$19,958	$2,711	13.6%	$1,105	$561	50.8%
Impaired loans without specific reserves	19,958	—	—	14,577	—	—
Total impaired loans	$39,916	$2,711	6.8%	$15,682	$561	3.6%
The $24.2 million increase in impaired loans to $39.9 million at December 31, 2020 from $15.7 million at December 31, 2019 was primarily attributable to additions of $42.7 million to impaired loans, partially offset by $6.3 million of charge-offs, $11.4 million in principal payments, and $693 thousand transferred to other assets during the year ended December 31, 2020. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at December 31, 2020, specific reserves of $2.7 million were required on $20.0 million of impaired loans, and the remaining $20.0 million of impaired loans were well secured and adequately collateralized with no specific reserves required.
Allowance for Loan and Lease Losses. The ALLL totaled $17.5 million, representing 1.43% of total loans outstanding at December 31, 2020, as compared to $13.6 million, or 1.21% of total loans outstanding, at December 31, 2019. Total loans at December 31, 2020 included $229.7 million of PPP loans that are 100% government guaranteed and do not carry an allowance. The ALLL to total loans excluding the PPP loans at December 31, 2020 was 1.76%, which is a non-GAAP financial measure.
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
•Changes in management or loan personnel or other circumstances that could, either positively or negatively, impact the application of our loan underwriting standards, the monitoring of nonperforming loans or our loan collection efforts; and
•External factors that, in addition to economic conditions, can affect the ability of borrowers to meet their loan obligations, such as fires, earthquakes, terrorist attacks and the impact of COVID-19.
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

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the years ended December 31, 2020, 2019, and 2018.

	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
	(Dollars in thousands)
ALLL for the year ended December 31, 2020:
Balance at beginning of year	$8,883	$2,897	$34	$1,797	$—	$13,611
Charge offs	(6,223)	—	—	(95)	—	(6,318)
Recoveries	1,067	—	—	42	—	1,109
Provision	7,528	1,067	103	352	—	9,050
Balance at end of year	$11,255	$3,964	$137	$2,096	$—	$17,452
Allowance for loan and lease losses as a percentage of average total loans						1.39%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.43%
Allowance for loan and lease losses as a percentage of nonaccrual loans						43.72%
Ratio of net charge-offs to average loans outstanding during the period						0.41%
ALLL for the year ended December 31, 2019:
Balance at beginning of year	$8,071	$3,643	$426	$1,290	$76	$13,506
Charge offs	(9,903)	(42)	—	(39)	—	(9,984)
Recoveries	918	—	—	21	—	939
Provision	9,797	(704)	(392)	525	(76)	9,150
Balance at end of year	$8,883	$2,897	$34	$1,797	$—	$13,611
Allowance for loan and lease losses as a percentage of average total loans						1.24%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.21%
Allowance for loan and lease losses as a percentage of nonaccrual loans						86.79%
Ratio of net charge-offs to average loans outstanding during the period						0.82%
ALLL for the year ended December 31, 2018:
Balance at beginning of year	$9,155	$2,906	$650	$1,043	$442	$14,196
Charge offs	(2,757)	—	—	(8)	—	(2,765)
Recoveries	1,959	69	—	47	—	2,075
Provision	(286)	668	(224)	208	(366)	—
Balance at end of year	$8,071	$3,643	$426	$1,290	$76	$13,506
Allowance for loan and lease losses as a percentage of average total loans						1.26%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.23%
Allowance for loan and lease losses as a percentage of nonaccrual loans						319.59%
Ratio of net charge-offs to average loans outstanding during the period						0.06%
    The ALLL increased $3.8 million from December 31, 2019 to December 31, 2020 primarily as a result of charge-offs exceeding recoveries, an increase in our classified and non-performing loans, and qualitative factor increases related to COVID-19 during the year ended December 31, 2020. The reserve for loan losses may include an unallocated amount based upon our judgment as to possible credit losses inherent in the loan portfolio that may not have been captured by historical loss experience, qualitative factors, or specific evaluations of impaired loans. Unallocated reserves may be adjusted for factors including, but not limited to, unexpected or unusual events, volatile market and economic conditions, effects of changes or seasoning in methodologies, regulatory guidance and recommendations, or other factors that may impact borrower operating conditions and loss expectations. Management’s judgment as to unallocated reserves is determined in the context of, but separate from, the historical loss trends and qualitative factors described above. There was no unallocated reserve for loan losses at December 31, 2020 which is a decrease of $76 thousand from the balance at December 31, 2019, primarily due to charge-offs during the year ended December 31, 2020.  Management believes that the amount of unallocated reserve for loan losses is appropriate and will continue to evaluate it on an ongoing basis.

    We classify our loan portfolios using asset quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses in the notes to our consolidated financial statements, provides a summary of loans by portfolio type and asset quality ratings as of December 31, 2020 and December 31, 2019. Loans totaled approximately $1.22 billion at December 31, 2020, an increase of $97.5 million from $1.13 billion at December 31, 2019. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2019 and December 31, 2020:
•Loans rated “Pass” totaled $1.112 billion, an increase of $50.8 million from $1.061 billion at December 31, 2019. The increase was primarily attributable to the $281 million of PPP loans funded during the year in addition to upgrades from “Special Mention” of $16.5 million, and new loan growth, partially offset by downgrades of $54.8 million and $51.5 million to “Special Mention” and “Substandard”, respectively, and paydowns of principal.
•Loans rated “Special Mention” totaled $21.8 million, a decrease of $6.5 million from $28.3 million at December 31, 2019. The decrease was primarily the result of $54.8 million downgraded from “Pass” and additional outstanding balances of $1.8 million on lines of credit, partially offset by $16.5 million upgraded to "Pass", $34.5 million downgraded to "Substandard", and $12.9 million of payoffs and principal payments.
•Loans rated “Substandard” totaled $89.6 million, an increase of $52.6 million from $37.0 million at December 31, 2019. This increase was primarily the result of $51.5 million downgraded from "Pass", $34.2 million downgraded from "Special Mention", partially offset by $3.8 million downgraded to "Doubtful", $5.0 million of loans charged-off, and $16.3 million in principal payments.
•Loans rated “Doubtful” totaled $641 thousand at December 31, 2020, an increase from zero at December 31, 2019.
Our loss migration analysis currently utilizes a series of nineteen staggered 16-quarter migration periods, which was increased during the second quarter of 2015 from four staggered 16-quarter migration periods in order to broaden the loss experience incorporated into the analysis. As a result, for purposes of determining applicable loss factors at December 31, 2020, our migration analysis covered the period from December 31, 2015 to December 31, 2019. We believe this was consistent with and reasonably reflects current economic conditions, portfolio trends and the risks that were inherent in our loan portfolio at December 31, 2020.
The table below sets forth loan delinquencies, by quarter, from December 31, 2020 to December 31, 2019.

	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$9,670	$7,814	$11,857	$3,671	$533
Commercial real estate	1,837	1,934	—	—	—
Residential mortgages	—	—	375	—	—
Consumer loans	—	145	180	94	—
	11,507	9,893	12,412	3,765	533
30-89 days:
Commercial loans	8,927	14,363	5,912	20,903	1,715
Commercial real estate	—	11,200	1,063	955	749
Residential mortgages	—	—	—	—	—
Consumer loans	65	53	200	579	315
	8,992	25,616	7,175	22,437	2,779
Total Past Due(1):	$20,499	$35,509	$19,587	$26,202	$3,312

(1)Past due balances include nonaccrual loans.

As the above table indicates, total past due loans increased by $17.2 million, or 518.9%, to $20.5 million at December 31, 2020 from $3.3 million at December 31, 2019. Loans past due 90 days or more increased by $11.0 million, or 2,058.9%, to $11.5 million at December 31, 2020, from $533 thousand at December 31, 2019 primarily resulting from $18.6 million of additions and $4.1 million aged to 90+ days, partially offset by $6.7 million of payoffs and $4.0 million brought current.

Loans 30-89 days past due increased by $6.2 million, or 223.6%, to $9.0 million at December 31, 2020 from $2.8 million at December 31, 2019 primarily attributable to additions of delinquent loans of $60.9 million, partially offset by $33.9 million of loans brought current, payoffs of $14.4 million, aging of $4.5 million and $1.3 million of charge-offs.

Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$588,557	—	$382,198	—	$348,923	—
Interest-bearing checking accounts	113,711	0.15%	109,234	0.59%	69,841	0.52%
Money market and savings deposits	416,953	0.58%	438,814	1.74%	412,366	1.54%
Time deposits(1)	248,801	1.98%	265,859	2.26%	315,189	1.70%
Total deposits	$1,368,022	0.55%	$1,196,105	1.19%	$1,146,319	1.05%

(1)Comprised of time certificates of deposit in denominations of less than and more than $250,000.

Deposit Totals
Deposits totaled $1.4 billion at December 31, 2020 as compared to $1.2 billion at December 31, 2019. Deposit growth was primarily concentrated in noninterest bearing demand deposits as a result of PPP loan funding. The following table provides information regarding the mix of our deposits at December 31, 2020 and December 31, 2019:

	At December 31, 2020		At December 31, 2019
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Core deposits
Noninterest bearing demand deposits	$647,115	46.8%	$397,000	33.1%
Savings and other interest-bearing transaction deposits	522,524	37.8%	525,692	43.8%
Time deposits	213,708	15.4%	276,878	23.1%
Total deposits	$1,383,347	100.0%	$1,199,570	100.0%
Certificates of deposit in denominations of $250,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $91.0 million, or 6.6%, of total deposits at December 31, 2020, as compared to $112.0 million, and 9.3%, of total deposits at December 31, 2019.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
Maturities	Certificates of Deposit Under $ 250,000	Certificates of Deposit $250,000 or more	Certificates of Deposit Under $250,000	Certificates of Deposit $250,000 or more
	(Dollars in thousands)
Three months or less	$32,155	$31,986	$29,439	$23,787
Over three and through six months	22,352	18,206	31,704	20,005
Over six and through twelve months	40,222	30,572	59,046	44,308
Over twelve months	27,959	10,256	44,692	23,897
Total	$122,688	$91,020	$164,881	$111,997

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
Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and FHLB stock) totaled $289.9 million, which represented 18% of total assets, at December 31, 2020. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future. We believe that during this period of uncertain economic conditions related to COVID-19, our liquidity position is strong, and will be closely monitored as conditions change.
Cash Flow Provided by Operating Activities. In 2020, operating activities provided net cash of $10.2 million primarily attributable to our net income of $8.3 million and provision for loan and lease losses of $9.1 million, partially offset by accretion of deferred fees on loans of $5.3 million and a decrease of $1.8 million in other liabilities. In 2019, operating activities provided net cash of $17.0 million primarily attributable to net income of $5.7 million and provision for loan and lease losses of $9.2 million, partially offset by a decrease of $7.3 million in other liabilities.
Cash Flow Used in Investing Activities. In 2020, investing activities used net cash of $107.9 million, primarily attributable to $95.3 million used to fund an increase in loans and $22.7 million used to purchase securities available for sale and other stock, partially offset $6.1 million of cash from maturities of and principal payments on securities available for sale, and $3.5 million from the sale of securities available for sale. In 2019, investing activities used net cash of $38.7 million, primarily attributable to $43.0 million used to fund an increase in loans and $5.0 million used to purchase securities available for sale and other stock, partially offset by $8.6 million of cash from maturities of and principal payments on securities available for sale, and $1.1 million from the sale of other real estate owned properties.
Cash Flow Provided by Financing Activities. In 2020, financing activities provided net cash of $163.8 million, consisting primarily of a $250.1 million increase in non-interest bearing deposits, which was primarily the result of PPP loans funded by the SBA, partially offset by a $66.3 million decrease in interest bearing deposits and a net decrease of $20.0 million in FHLB borrowings. In 2019, financing activities used net cash of $54.1 million, consisting primarily of a $56.6 million increase in non-interest bearing deposits and a $7.0 million increase in interest bearing deposits, partially offset by a net decrease of $10.0 million in FHLB borrowings.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At December 31, 2020 and 2019, the loan-to-deposit ratio was 88% and 94%, respectively.

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital, common equity Tier 1 capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe that, as of December 31, 2020, the Bank met all capital adequacy requirements to which it was subject and has not been notified by any regulatory agency that would require the Bank to maintain additional capital.
The actual capital amounts and ratios of the Bank at December 31, 2020 are presented in the following table:

			Applicable Federal Regulatory Requirement
At December 31, 2020	Actual Capital		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Bank	$183,698	15.8%	$136,864	At least 8.625%	$116,161	At least 10.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
Bank	$169,138	14.6%	$59,532	At least 5.125%	$75,504	At least 6.5%
Tier 1 Capital to Risk Weighted Assets:
Bank	$169,138	14.6%	$76,956	At least 6.625%	$92,929	At least 8.0%
Tier 1 Capital to Average Assets:
Bank	$169,138	10.7%	$63,473	At least 4.0%	$79,341	At least 5.0%
    As the above table indicates, at December 31, 2020, the Bank (on a stand-alone basis) had capital ratios exceeding the minimums required to be qualified as a “well-capitalized” institution under federally mandated capital standards and federally established prompt corrective action regulations.

Dividend Policy and Share Repurchase Programs.
It is, and since the beginning of 2009 it has been, the policy of the Boards of Directors of the Company and the Bank to preserve cash to enhance our capital positions and the Bank's liquidity. In addition, we have agreed that the Bank will not, without the FRB and the CDFPI's prior written approval, pay any dividends to Bancorp. Accordingly, we do not expect to pay dividends or make share repurchases for the foreseeable future.
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

Off Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our clients in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At December 31, 2020 and 2019, we were committed to fund certain loans including letters of credit amounting to approximately $347 million and $316 million, respectively.
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

Contractual Obligations
The following table summarizes the contractual obligations as of December 31, 2020:

	Maturity/Obligation by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Dollars in thousands)
Deposits	$1,383,347	$1,345,132	$34,595	$3,620	$—
FHLB Borrowings	10,000	10,000	—	—	—
Junior Subordinated Debentures	17,527	—	—	—	17,527
Operating Leases	11,497	2,490	5,237	3,770	—
Total	$1,422,371	$1,357,622	$39,832	$7,390	$17,527
    The table above excludes unrecognized tax benefits because we are unable to reasonably estimate the period during which these obligations may be incurred, if at all.
FHLB Borrowings. As of December 31, 2020, we had $10.0 million of outstanding borrowings obtained from the FHLB. The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 1.62% for the year ended December 31, 2020.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
10,000	1.62%	January 25, 2021
At December 31, 2020, $434 million of loans were pledged to secure our FHLB borrowings and to support our unfunded borrowing capacity. At December 31, 2020, we had unused borrowing capacity of $242 million with the FHLB.
The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2020 was $124 million, which consisted primarily of borrowings from the FHLB and also included $4.0 million of borrowings from the Federal Reserve's Paycheck Protection Program Liquidity Facility ("PPPLF") that was fully repaid in the fourth quarter. By comparison, the highest amount of borrowings outstanding at any month end in 2019 consisted primarily of $55 million of borrowings from the FHLB.
Junior Subordinated Debentures. Pursuant to rulings of the FRB, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At December 31, 2020, we had outstanding approximately $17.5 million principal amount of the Debentures.
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
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. As of December 31, 2020, we were current on all interest payments. We have committed to obtaining approval from the FRB and the CDFPI prior to making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. There can be no assurance that our regulators will approve such payments in the future.
Operating Lease Obligations. We lease certain facilities and equipment under various non-cancelable operating leases, which include escalation clauses ranging between 2% and 6% per annum. Future minimum non-cancelable lease commitments, were as follows:

At December 31, 2020
(Dollars in thousands)
2021	$2,490
2022	2,575
2023	2,662
2024	2,750
2024 and beyond	1,020
Total	$11,497
Maturing Time Certificates of Deposits. Set forth below is a maturity schedule, as of December 31, 2020, of time certificates of deposit of $250,000 or more:

At December 31, 2020
(Dollars in thousands)
2021	$80,764
2022	8,703
2023	341
2024	1,212
2024 and beyond	—
Total	$91,020

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
Allowance for Loan and Lease Losses. We maintain reserves to provide for loan and lease losses that occur in the ordinary course of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced ("written down") to what management believes is its realizable value or, if it is determined that a loan no longer has any realizable value, the carrying value of the loan is written off in its entirety (a loan "charge-off"). Loan charge-offs and write-downs are charged against our ALLL. The amount of the ALLL is increased periodically to replenish the ALLL after it has been reduced due to loan write-downs or charge-offs. The ALLL also is increased or decreased periodically to reflect increases or decreases in the volume of outstanding loans and to take account of changes in the risk of potential loan losses due to a deterioration or improvement in the condition of borrowers or in the value of properties securing non-performing loans or adverse changes or improvements in economic conditions. Increases in the ALLL are made through a charge, recorded as an expense in the statement of operations, referred to as the "provision for loan and lease losses." Recoveries of loans previously charged-off are added back to and, therefore, to that extent increase the ALLL and reduce the amount of the provision for loan losses that might otherwise have had to be made to replenish or increase the ALLL. See "Financial Condition—Nonperforming Assets and Allowance for Loan and Lease Losses" above in this Item 7 for additional information regarding the ALLL.
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
Utilization and Valuation of Deferred Income Tax Benefits. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce income taxes in future periods. Under applicable federal and state income tax laws and regulations, in most cases such tax benefits will expire, if they cannot be used, within specified periods of time. Accordingly, the ability to fully use our deferred tax asset to reduce income taxes in the future depends on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently, if circumstances warrant, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude, instead, that it has become more likely than not that we will be unable to utilize those tax benefits in full prior to their expiration, then, we would establish, or increase any existing, reserves (commonly referred to as a “valuation allowance”) to reduce the deferred tax asset on our balance sheet to the amount with respect to which we believe it is still more likely than not that we will be able to use to offset or reduce taxes in the future. The establishment of or an increase in that valuation allowance is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that we would otherwise have recorded in our statements of operations. The determination of whether and the extent to which we will be able to utilize our deferred tax asset involves significant judgments and assumptions that are subject to period to period changes as a result of changes in tax laws, changes in market or economic conditions that could affect our operating results or variances between our actual operating results and the operating results that we had projected for any such period, as well as other factors.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    As a non-accelerated filer subject to the smaller reporting company disclosure requirements we are not required to provide the information required by this item.

ITEM 8.     FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Pacific Mercantile Bancorp

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pacific Mercantile Bancorp and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, other comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with auditing standards generally accepted in the United States of America, the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013, and our report dated March 12, 2021, expressed an unmodified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan and Lease Losses

As described in Notes 2 and 5 of the financial statements, the Company’s allowance for loan and lease losses (ALLL) totaled $17.4 million at December 31, 2020. The ALLL is an amount established by management to absorb probable losses on existing loans that may become uncollectible. Management determines the adequacy of the ALLL by monitoring of economic conditions, the loan portfolio by category, the financial condition of borrowers, and the history of the performance of the loan portfolio. The ALLL is comprised of two components: the valuation allowance for loans individually evaluated for impairment (specific reserves), representing $2.7 million, and the valuation allowance for loans collectively evaluated for impairment (general reserves), representing $14.7 million. The general reserves include a quantitative reserve based on the Company’s historical charge-off experience and a qualitative reserve based on management’s evaluation of several internal and external factors (qualitative factors). These qualitative factors are based on external economic conditions and trends and internal assessments.

We identified the qualitative factors of the general reserves as a critical audit matter because of the significant assumptions that management make in determining the estimate. Auditing these assumptions involved a high degree of auditor judgment and an increase in audit effort because changes in these assumptions could have a material effect on the Company’s financial results.

Our audit procedures related to management’s evaluation and establishment of the qualitative factors of the ALLL include the following, among others:

a.We obtained an understanding of the relevant controls related to the qualitative factors applied to the general reserves of the ALLL and tested such controls for design and operating effectiveness, including controls related to management’s establishment, review and approval of the qualitative factors and the completeness and accuracy of the data used in determining the qualitative factors.

a.We tested management’s process and evaluated their judgments and assumptions in the determination of the qualitative factors, which included:

i.Evaluating the reasonableness of management’s selection of data inputs used as a basis for the adjustments related to the qualitative factors, and testing the completeness and accuracy of the data utilized by comparing them to internal and external source data.

i.Evaluating the reasonableness of the qualitative factors assessed by management, including the directional consistency and magnitude of the resulting qualitative component of the ALLL, as compared to internal and external source data.

/s/ RSM US LLP
We have served as the Company’s auditor since 2014.

Irvine, CA
March 12, 2021

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except for per share data)

	December 31,
	2020	2019
ASSETS
Cash and due from banks	$12,024	$17,409
Interest bearing deposits with financial institutions	274,245	202,729
Cash and cash equivalents	286,269	220,138
Interest-bearing time deposits with financial institutions	1,597	2,420
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	7,910	7,910
Securities available for sale, at fair value	42,183	28,344
Loans (net of allowances of $17,452 and $13,611, respectively)	1,209,587	1,117,511
Accrued interest receivable	5,666	4,095
Premises and equipment, net	779	1,117
Net deferred tax assets	8,502	8,434
Intangible assets	389	266
Other assets	24,708	25,919
Total assets	$1,587,590	$1,416,154
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$647,115	$397,000
Interest-bearing	736,232	802,570
Total deposits	1,383,347	1,199,570
Borrowings	10,000	30,000
Accrued interest payable	188	398
Other liabilities	17,779	19,611
Junior subordinated debentures	17,527	17,527
Total liabilities	1,428,841	1,267,106
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, no par value, 85,000,000 shares of voting common stock and 2,000,000 shares of non-voting common stock authorized; 22,191,260 and 22,106,374 voting shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively; 1,467,155 non-voting shares issued and outstanding at December 31, 2020 and December 31, 2019	154,454	153,570
Retained earnings (Accumulated deficit)	4,379	(3,955)
Accumulated other comprehensive income (loss)	(84)	(567)
Total shareholders’ equity	158,749	149,048
Total liabilities and shareholders’ equity	$1,587,590	$1,416,154
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)

	Year Ended December 31,
	2020	2019	2018
Interest income:
Loans, including fees	$58,699	$59,348	$57,626
Securities available for sale and stock	940	1,065	1,160
Interest-bearing deposits with financial institutions	959	5,264	3,756
Total interest income	60,598	65,677	62,542
Interest expense:
Deposits	7,529	14,282	12,070
Borrowings	1,087	1,839	1,550
Total interest expense	8,616	16,121	13,620
Net interest income	51,982	49,556	48,922
Provision for loan and lease losses	9,050	9,150	—
Net interest income after provision for loan and lease losses	42,932	40,406	48,922
Noninterest income
Service fees on deposits and other banking services	3,137	1,782	1,549
Net gain on sale of securities available for sale	171	—	48
Net gain on sale of Small Business Administration loans	547	1,029	—
Net loss on sale of other assets	(147)	(42)	(4)
Other noninterest income	2,629	2,819	3,042
Total noninterest income	6,337	5,588	4,635
Noninterest expense
Salaries and employee benefits	22,429	23,411	23,749
Occupancy	2,677	2,553	2,388
Equipment and depreciation	2,024	1,884	1,802
Data processing	2,568	2,184	1,681
FDIC expense	954	427	927
Other real estate owned expense, net	—	69	123
Professional fees	2,956	3,982	2,468
Business development	619	803	946
Loan related expense	592	639	769
Insurance	256	245	248
Other operating expense	1,772	1,982	1,869
Total noninterest expense	36,847	38,179	36,970
Income before income taxes	12,422	7,815	16,587
Income tax provision (benefit)	4,088	2,135	(10,752)
Net income allocable to common shareholders	$8,334	$5,680	$27,339
Basic income per common share:
Net income allocable to common shareholders	$0.35	$0.24	$1.17
Diluted income per common share:
Net income allocable to common shareholders	$0.35	$0.24	$1.16
Weighted average number of common shares outstanding:
Basic	23,507,081	22,811,215	22,788,164
Diluted	23,716,144	23,631,879	23,527,183

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$8,334	$5,680	$27,339
Other comprehensive income (loss), net of tax:
Change in unrealized holding (loss) gain on securities available for sale	654	577	(50)
Less: Reclassification adjustment for change in accounting principle	—	—	(97)
Less: Reclassification adjustment for net gains included in net income	171	—	48
Net unrealized holding gain on securities available for sale	483	577	(1)
Total comprehensive income	$8,817	$6,257	$27,338
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
For the Three Years Ended December 31, 2020

	Series A Non-Voting Preferred stock		Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2017	—	$—	23,233	$150,689	$(36,670)	$(1,143)	$112,876
Exchange common stock for Series A Non-Voting Preferred Stock	1,467	8,480	(1,467)	(8,480)	—	—	—
Implementation of ASU 2016-01	—	—	—	—	(97)	—	(97)
Issuance of restricted stock, net	—	—	75	—	—	—	—
Common stock based compensation expense	—	—	—	885	—	—	885
Common stock options exercised	—	—	75	372	—	—	372
Net income	—	—	—	—	27,339	—	27,339
Other comprehensive income	—	—	—	—	—	(1)	(1)
Balance at December 31, 2018	1,467	$8,480	21,916	$143,466	$(9,428)	$(1,144)	$141,374
Exchange Series A Non-Voting Preferred Stock to Non-Voting Common Stock	(1,467)	(8,480)	1,467	8,480	—	—	—
Implementation of ASU 2016-02	—	—	—	—	(207)	—	(207)
Issuance of restricted stock, net	—	—	105	—	—	—	—
Common stock based compensation expense	—	—	—	1,057	—	—	1,057
Common stock options exercised	—	—	86	567	—	—	567
Net income	—	—	—	—	5,680	—	5,680
Other comprehensive loss	—	—	—	—	—	577	577
Balance at December 31, 2019	—	$—	23,574	$153,570	$(3,955)	$(567)	$149,048
Issuance of restricted stock, net	—	—	48	—	—	—	—
Restricted stock exchanged for common stock	—	—	25	—	—	—	—
Common stock based compensation expense	—	—	—	834	—	—	834
Common stock options exercised	—	—	11	50	—	—	50
Net income	—	—	—	—	8,334	—	8,334
Other comprehensive income	—	—	—	—	—	483	483
Balance at December 31, 2020	—	$—	23,658	$154,454	$4,379	$(84)	$158,749

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$8,334	$5,680	$27,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	373	419	405
Provision for loan and lease losses	9,050	9,150	—
Amortization of premium on securities	128	150	179
Net gain on sale of securities available for sale	(171)	—	(48)
Unrealized gain/loss on other investments	—	—	59
Net amortization (accretion) of deferred fees and unearned income on loans	(5,290)	(663)	50
Net loss (gain) on sales of other real estate owned	—	66	(29)
Net loss on sale of other assets	147	42	4
Net gain on sale of Small Business Administration loans	(547)	(1,029)	—
Small Business Administration loan originations	(5,790)	(12,009)	—
Proceeds from sale of Small Business Administration loans	6,393	13,173	—
Write down of other real estate owned	—	—	102
Stock-based compensation expense	834	1,057	885
Changes in operating assets and liabilities:
Net increase in accrued interest receivable	(1,571)	(92)	(131)
Net decrease (increase) in other assets	793	5,940	(3,193)
Net (increase) decrease in deferred taxes	(271)	2,259	(11,077)
Net (increase) decrease in income taxes receivable	(191)	188	226
Net (decrease) increase in accrued interest payable	(210)	37	(36)
Net (decrease) increase in other liabilities	(1,832)	(7,347)	2,529
Net cash provided by operating activities	10,179	17,021	17,264
Cash Flows From Investing Activities:
Net decrease in interest-bearing time deposits with financial institutions	823	—	500
Maturities of and principal payments received on securities available for sale and other stock	6,079	8,580	5,978
Purchase of securities available for sale and other stock	(22,693)	(5,024)	(5,215)
Proceeds from sale of securities available for sale and other stock	3,504	912	6,883
Principal payments received on other investments	—	—	17
Purchase of other investments	(556)	(876)	(364)
Proceeds from sale of other real estate owned	—	1,107	827
Net increase in loans	(95,310)	(42,993)	(32,316)
Proceeds from sale of other assets	580	55	32
Purchases of premises and equipment	(302)	(497)	(350)
Net cash used in investing activities	(107,875)	(38,736)	(24,008)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	183,777	63,568	(3,391)
Proceeds from borrowings	113,962	95,000	71,000
Payments of borrowings	(133,962)	(105,000)	(71,727)
Proceeds from exercise of common stock options	50	567	372
Net cash provided by (used in) financing activities	163,827	54,135	(3,746)
Net increase in cash and cash equivalents	66,131	32,420	(10,490)
Cash and Cash Equivalents, beginning of period	220,138	187,718	198,208
Cash and Cash Equivalents, end of period	$286,269	$220,138	$187,718
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$8,826	$16,084	$13,656
Cash paid for income taxes	$4,166	$62	$99
 The accompanying notes are an integral part of these consolidated financial statements.

(Dollars in thousands)	Year Ended December 31,
	2020	2019	2018
Noncash Investing Activities:
Transfer of loans into other real estate owned	$—	$—	$1,346
Transfer of loans into other assets	$693	$161	$15
Impact of change in accounting principle	$—	$—	$97
Assumption of debt upon foreclosure of property	$—	$—	$727
Right of use assets	$—	$12,677	$—
Noncash Financing Activities:
Exchange of common stock for non-voting preferred stock	$—	$—	$8,480
Exchange of non-voting preferred stock for non-voting common stock	$—	$8,480	$—
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
Principles of Consolidation
Our consolidated financial statements for the years ended December 31, 2020, 2019 and 2018 include the accounts of PMBC, the Bank and PMAR. All significant intercompany balances and transactions were eliminated in consolidation.
Cash and Cash Equivalents
For purposes of the statements of cash flow, cash and cash equivalents consist of cash and due from banks, interest bearing demand deposits with the FRBSF, federal funds sold and interest-bearing deposits, with original maturities of 90 days or less, with financial institutions. Generally, federal funds are sold for one-day periods. As of December 31, 2020 and 2019, the Bank maintained required reserves with FRBSF of approximately $0 and $3,856,000, respectively, which are included in cash and due from banks in the accompanying consolidated statements of financial condition.
Federal Home Loan Bank Stock and Federal Reserve Bank Stock
The Bank, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Home Loan Bank of San Francisco (“FHLB”) in varying amounts based on asset size and on amounts borrowed

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
An ALLL is established by means of a provision for loan and lease losses that is charged against income. If we conclude that the collection, in full, of the carrying amount of a loan has become unlikely, the loan, or the portion thereof that is believed to be uncollectible, is charged against the ALLL. We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers and the history of the performance of the loan portfolio in determining the adequacy of the ALLL. Additionally, as the volume of loans increases, additional provisions for loan losses may be required to maintain the allowance at levels deemed adequate. Moreover, if economic conditions were to deteriorate, causing the risk of loan losses to increase, it would become necessary to increase the allowance to an even greater extent, which would necessitate additional provisions that would be charged to income. We also evaluate the unfunded portion of loan commitments and establish a loss reserve, included in other liabilities, for such unfunded commitments through a charge against noninterest expense. The loss reserve for unfunded loan commitments was $350,000 at December 31, 2020 and 2019.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The CARES Act, passed by Congress during the first quarter of 2020 in response to COVID-19, allows us to provide assistance in the form of loan modifications to our borrowers negatively impacted by the pandemic. These loans are not classified as TDRs or considered impaired if the borrowers were current as of December 31, 2019 and their ability to pay was impacted by COVID-19. The loan modifications provided were limited to payment deferrals and the majority of borrowers that received loan deferrals earlier in the year have now returned to normal payment schedules. As of December 31, 2020, we had 16 loans with an outstanding balance of $20.4 million that were under a payment deferral.
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
Investment in Unconsolidated Subsidiaries
Investment in unconsolidated subsidiaries is stated at cost. The unconsolidated subsidiaries are comprised of two grantor trusts established in 2002 and 2004 in connection with our issuance of subordinated debentures in each of those years. Prior to 2004, we organized two business trusts, under the names PMB Statutory Trust III and PMB Capital Trust III, to facilitate our issuance of $7.2 million and $10.3 million, respectively, principal amount of junior subordinated debentures with maturity dates in 2032 and 2034, respectively. The principal amounts remain outstanding as of December 31, 2020.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Stock Option Plans
We follow Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 718-10, Share-Based Payment, which requires entities that grant stock options or other equity compensation awards to employees to recognize in their financial statements the fair values of those options or share awards as compensation cost over their requisite service (vesting) periods of those options or share awards. Since stock-based compensation cost that is recognized in the statements of operations is to be determined based on the equity compensation awards that we expect will ultimately vest, that compensation expense is reduced for any forfeitures of unvested options or unvested share awards that typically occur due primarily to terminations of employment of optionees or recipients of such share awards. In accordance with Accounting Standard Update (“ASU”) 2016-09, forfeitures are recognized as they occur instead of applying an estimated forfeiture rate to each grant, which was the previous practice. For purposes of the determination of stock-based compensation expense for the year ended December 31, 2020, we recognized actual forfeitures of 15,906, 28,402 and zero shares subject to the stock option, restricted stock, and stock unit awards, respectively, that were granted to officers and other employees.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting
During the years ended December 31, 2020, 2019 and 2018, we had one reportable segment, which was our commercial banking division, and one non-reportable segment which was our discontinued operations related to our mortgage banking division. In connection with our exit from the mortgage banking business in 2013, the revenues and expenses of our mortgage banking division have been classified as discontinued operations for all periods presented.
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
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes," which eliminates certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance is effective for public business entities for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. We adopted this guidance on January 1, 2021, and do not expect any material impact related to this pronouncement.
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
In October 2020, the FASB issue ASU 2020-08, "Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs," which clarified that for each reporting period, an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 of the FASB’s Accounting Standards Codification. This guidance is effective for public business entities for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. We adopted this guidance on January 1, 2021.
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
FHLB and FRBSF Stock. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF. During the year ended December 31, 2020, we purchased no FHLB or FRBSF stock. No shares of FHLB or FRBSF stock were called during the year ended December 31, 2020. During the year ended December 31, 2019, we purchased no FHLB or FRBSF stock. No shares of FHLB stock or FRBSF stock were called during the year ended December 31, 2019. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.
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

Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2020
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets at Fair Value:
Debt securities available for sale
Commercial mortgage backed securities issued by U.S. Agencies	$20,673	$—	$20,673	$—
Residential mortgage backed securities issued by U.S. agencies	14,436	—	14,436	—
Corporate subordinated debt	7,074	—	7,074	—
Total debt securities available for sale at fair value	$42,183	$—	$42,183	$—

	At December 31, 2019
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets at Fair Value:
Debt securities available for sale
Commercial mortgage backed securities issued by U.S. Agencies	$9,229	$—	$9,229	$—
Residential mortgage backed securities issued by U.S. agencies	19,115	—	19,115	—
Total debt securities available for sale	$28,344	$—	$28,344	$—
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

	At December 31, 2020				At December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value:	(Dollars in thousands)
Impaired loans	$39,916	$—	$—	$39,916	$15,682	$—	$—	$15,682
Other foreclosed assets	231	—	231	—	164	—	164	—
Total	$40,147	$—	$231	$39,916	$15,846	$—	$164	$15,682

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
    For our fair value measurements classified in Level 3 of the fair value hierarchy as of December 31, 2020, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of December 31, 2020	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
	(Dollars in thousands)
Assets
Impaired loans	39,916	Third-Party Pricing	Discounted cash flow	N/A (2)
	$39,916

(1)As part of our process, we obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.
(2)As of December 31, 2020, there has been no change to our valuation techniques or the types of unobservable inputs used in the calculation of fair value from December 31, 2019.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of December 31, 2020 and December 31, 2019, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At December 31, 2020					At December 31, 2019
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$286,269	$286,269	$286,269	—	—	$220,138	$220,138	$220,138	—	—
Interest-bearing deposits with financial institutions	1,597	1,597	1,597	—	—	2,420	2,420	2,420	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	7,910	7,910	7,910	—	—	7,910	7,910	7,910	—	—
Loans, net	1,209,587	1,218,096	—	—	1,218,096	1,117,511	1,120,096	—	—	1,120,096
Accrued interest receivable	5,666	5,666	5,666	—	—	4,095	4,095	4,095	—	—
Financial liabilities:
Noninterest bearing deposits	647,115	647,115	647,115	—	—	397,000	397,000	397,000	—	—
Interest-bearing deposits	736,232	737,888	—	737,888	—	802,570	803,549	—	803,549	—
Borrowings	6,038	10,009	—	10,009	—	30,000	29,974	—	29,974	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	188	188	188	—	—	398	398	398	—	—

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at December 31, 2020 and December 31, 2019:

	December 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
	(Dollars in thousands)
Securities Available for Sale
Commercial mortgage backed securities issued by U.S. Agencies(1)	20,585	214	(126)	20,673	9,147	128	(46)	9,229
Residential mortgage backed securities issued by U.S. Agencies(2)	14,061	379	(4)	14,436	19,380	12	(277)	19,115
Corporate subordinated debt	7,035	42	(3)	7,074	—	—	—	—
Total	$41,681	$635	$(133)	$42,183	$28,527	$140	$(323)	$28,344

(1)Secured by first liens on commercial apartment building mortgages.
(2)Secured by closed-end first liens on 1-4 family residential mortgages.
At December 31, 2020 and 2019, U.S. agency mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $2.0 million and $9.2 million, respectively, were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at December 31, 2020 and December 31, 2019 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2020 Maturing in
	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
	(Dollars in thousands)
Securities available for sale, amortized cost	$5,657	$19,953	$6,368	$9,703	$41,681
Securities available for sale, estimated fair value	5,770	20,353	6,422	9,638	42,183
Weighted average yield	1.27%	2.27%	1.27%	1.38%	1.77%

	At December 31, 2019 Maturing in
	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
	(Dollars in thousands)
Securities available for sale, amortized cost	$5,286	$13,032	$6,842	$3,367	$28,527
Securities available for sale, estimated fair value	5,230	12,887	6,849	3,378	28,344
Weighted average yield	1.58%	1.66%	2.22%	2.53%	1.88%

During the years ended December 31, 2020 and 2019, we purchased $22.5 million and $5.0 million, respectively, of securities available for sale. Securities available for sale of $4.5 million were purchased during the year ended December 31, 2018. We sold $3.5 million of securities available for sale during the year ended December 31, 2020, for a total net gain on sale of $171 thousand. We had no sales of securities available for sale during the year ended December 31, 2019. During the year 2018, we had $2.1 million of proceeds from sales of securities available for sale for a total net loss of $53 thousand.
The tables below indicate, as of December 31, 2020 and December 31, 2019, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Commercial mortgage backed securities issued by U.S. Agencies	7,483	(126)	—	—	7,483	(126)
Residential mortgage backed securities issued by U.S. Agencies	68	(1)	126	(3)	194	(4)
Corporate subordinated debt	4,032	(3)	—	—	4,032	(3)
Total	$11,583	$(130)	$126	$(3)	$11,709	$(133)

	Securities with Unrealized Loss at December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Commercial mortgage backed securities issued by U.S. Agencies	4,472	(46)	—	—	4,472	(46)
Residential mortgage backed securities issued by U.S. Agencies	76	(1)	15,965	(276)	16,041	(277)
Total	$4,548	$(47)	$15,965	$(276)	$20,513	$(323)
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Through the impairment assessment process, we determined that there were no available-for-sale debt securities that were other-than-temporarily impaired at December 31, 2020. We recorded no impairment credit losses on available-for-sale debt securities in our consolidated statements of operations for the year ended December 31, 2020 and 2019.
We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of December 31, 2020 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).
Equity Investments Without Readily Determinable Fair Value
As of December 31, 2020, we had three investments in limited partnerships without a readily determinable fair value. As of December 31, 2020, we owned less than 3% of the total investment in each partnership. Under ASU 2016-01, we elected to measure these equity investments using the measurement alternative, which requires that these investments are measured at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. During the year ended December 31, 2020, these investments were not impaired and there were no observable price changes. As a result, the balance shown below as of December 31, 2020 represents the cost of the investments and is included within other assets on the consolidated statements of financial condition. During the year ended December 31, 2020, we had $556 thousand of capital contributions to these investments, and no return of principal. We had $876 thousand of capital contributions to these investments during the year ended December 31, 2019, and no return of principal. As of December 31, 2020 and December 31, 2019, our equity investments without readily determinable fair value were as follows:

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Equity investments without readily determinable fair value	$2,673	$2,117

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	December 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans, excluding PPP	$337,427	27.6%	$409,420	36.2%
Commercial loans - PPP	229,728	18.8%	—	—%
Commercial real estate loans – owner occupied	197,336	16.1%	219,483	19.5%
Commercial real estate loans – all other	194,893	15.9%	208,283	18.5%
Residential mortgage loans – multi-family	159,182	13.0%	176,523	15.7%
Residential mortgage loans – single family	12,766	1.0%	18,782	1.7%
Construction and land development loans	11,766	1.0%	2,981	0.3%
Consumer loans	80,759	6.6%	90,867	8.1%
Gross loans	1,223,857	100.0%	1,126,339	100.0%
Deferred loan fees and costs, net	3,182		4,783
Allowance for loan and lease losses	(17,452)		(13,611)
Loans, net	$1,209,587		$1,117,511

At December 31, 2020, we had $229.7 million of commercial loans originated through the Paycheck Protection Program ("PPP"), which is administered by the Small Business Administration ("SBA") and was established by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), and subsequently modified by the Paycheck Protection Program Flexibility Act ("PPPFA"). The PPP loans are 100% guaranteed by the SBA and the principal and interest may be forgiven by

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the SBA if the borrower demonstrates that the loan proceeds were used as prescribed by the governing legislation and regulations during either an 8-week or 24-week period following funding (the "Covered Period"). Borrowers began submitting applications for forgiveness in the third quarter of 2020 and have until 10 months following the end of their Covered Period to apply. As of December 31, 2020, $51.3 million of the $281.0 million originated PPP loans have been forgiven by the SBA.
At December 31, 2020 and 2019, real estate loans of approximately $434 million and $278 million, respectively, were pledged to secure borrowings obtained from the FHLB. At December 31, 2020 and 2019, commercial and consumer loans of $146 million and $210 million, respectively, were pledged to secure borrowings from the FRB to support our unfunded borrowing capacity. During the year ended December 31, 2020, we sold $5.8 million of Small Business Administration (SBA) loans at a premium for a net gain on sale of $547 thousand. During the year ended December 31, 2019, we sold $12.0 million of Small Business Administration (SBA) loans at a premium for a net gain on sale of $1.0 million. During the year ended December 31, 2018, we sold $15.1 million of commercial real estate loans at par value. During the year ended December 31, 2020, we purchased $10.4 million of commercial real estate - all other loans. During the year ended December 31, 2019, we purchased loans totaling $121.0 million, of which $81.0 million were multi-family mortgage and $39.9 million were consumer loans. We purchased $10.0 million of performing commercial real estate loans during the year ended December 31, 2018.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Set forth below is a summary of the activity in the ALLL, by portfolio type, during the years ended December 31, 2020, 2019 and 2018. Commercial - PPP loans are 100% guaranteed by the SBA and carry no allowance.

	Commercial (excl PPP)	Commercial PPP	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
	(Dollars in thousands)
ALLL in the year ended December 31, 2020:
Balance at beginning of year	$8,883	$—	$2,897	$34	$1,797	$—	$13,611
Charge offs	(6,223)	—	—	—	(95)	—	(6,318)
Recoveries	1,067	—	—	—	42	—	1,109
Provision	7,528	—	1,067	103	352	—	9,050
Balance at end of year	$11,255	$—	$3,964	$137	$2,096	$—	$17,452
ALLL in the year ended December 31, 2019:
Balance at beginning of year	$8,071	$—	$3,643	$426	$1,290	$76	$13,506
Charge offs	(9,903)	—	(42)	—	(39)	—	(9,984)
Recoveries	918	—	—	—	21	—	939
Provision	9,797	—	(704)	(392)	525	(76)	9,150
Balance at end of year	$8,883	$—	$2,897	$34	$1,797	$—	$13,611
ALLL in the year ended December 31, 2018:
Balance at beginning of year	$9,155	$—	$2,906	$650	$1,043	$442	$14,196
Charge offs	(2,757)	—	—	—	(8)	—	(2,765)
Recoveries	1,959	—	69	—	47	—	2,075
Provision	(286)	—	668	(224)	208	(366)	—
Balance at end of year	$8,071	$—	$3,643	$426	$1,290	$76	$13,506

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of December 31, 2020 and December 31, 2019.

	Commercial (excl PPP)	Commercial PPP	Real Estate	Land Development	Consumer and Single Family Mortgages	Unallocated	Total
	(Dollars in thousands)
ALLL balance at December 31, 2020 related to:
Loans individually evaluated for impairment	$2,711	$—	$—	$—	$—	$—	$2,711
Loans collectively evaluated for impairment	8,544	—	3,964	137	2,096	—	14,741
Total	$11,255	$—	$3,964	$137	$2,096	$—	$17,452
Loans balance at December 31, 2020 related to:
Loans individually evaluated for impairment	$30,886	$—	$6,661	$—	$—	$—	$37,547
Loans collectively evaluated for impairment	306,541	229,728	544,751	11,766	93,525	—	1,186,310
Total	$337,427	$229,728	$551,412	$11,766	$93,525	$—	$1,223,857
ALLL balance at December 31, 2019 related to:
Loans individually evaluated for impairment	$561	$—	$—	$—	$—	$—	$561
Loans collectively evaluated for impairment	8,322	—	2,897	34	1,797	—	13,050
Total	$8,883	$—	$2,897	$34	$1,797	$—	$13,611
Loans balance at December 31, 2019 related to:
Loans individually evaluated for impairment	$9,056	$—	$6,507	$—	$—	$—	$15,563
Loans collectively evaluated for impairment	400,364	—	597,782	2,981	109,649	—	1,110,776
Total	$409,420	$—	$604,289	$2,981	$109,649	$—	$1,126,339

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factors in our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at December 31, 2020 and 2019:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
	(Dollars in thousands)
At December 31, 2020
Commercial loans, excluding PPP	$5,281	$3,646	$9,670	$18,597	$318,830	$337,427	$5,675
Commercial loans - PPP	—	—	—	—	229,728	229,728	—
Commercial real estate loans – owner-occupied	—	—	—	—	197,336	197,336	—
Commercial real estate loans – all other	—	—	1,837	1,837	193,056	194,893	—
Residential mortgage loans – multi-family	—	—	—	—	159,182	159,182	—
Residential mortgage loans – single family	—	—	—	—	12,766	12,766	—
Land development loans	—	—	—	—	11,766	11,766	—
Consumer loans	—	65	—	65	80,694	80,759	—
Total	$5,281	$3,711	$11,507	$20,499	$1,203,358	$1,223,857	$5,675
At December 31, 2019
Commercial loans	$354	$1,361	$533	$2,248	$407,172	$409,420	$—
Commercial real estate loans – owner-occupied	749	—	—	749	218,734	219,483	—
Commercial real estate loans – all other	—	—	—	—	208,283	208,283	—
Residential mortgage loans – multi-family	—	—	—	—	176,523	176,523	—
Residential mortgage loans – single family	—	—	—	—	18,782	18,782	—
Land development loans	—	—	—	—	2,981	2,981	—
Consumer loans	312	3	—	315	90,552	90,867	—
Total	$1,415	$1,364	$533	$3,312	$1,123,027	$1,126,339	$—
Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were $5.7 million of loans 90 days or more past due and still accruing interest at December 31, 2020 and zero outstanding at December 31, 2019. In certain instances, when a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.
The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$30,928	$9,101
Commercial real estate loans – owner occupied	6,978	6,507
Commercial real estate loans – all other	1,836	—
Consumer loans	174	74
Total(1)	$39,916	$15,682

(1)    Nonaccrual loans may include loans that are currently considered performing loans.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 We classify our loan portfolio using internal credit quality ratings. The following table provides a summary of loans by portfolio type and our internal credit quality ratings as of December 31, 2020 and 2019, respectively.

	December 31,
	2020	2019	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial loans, excluding PPP	$263,616	$357,079	$136,265
Commercial loans - PPP	229,728	—	229,728
Commercial real estate loans – owner occupied	162,250	206,589	(44,339)
Commercial real estate loans – all other	192,264	208,283	(16,019)
Residential mortgage loans – multi family	158,816	176,523	(17,707)
Residential mortgage loans – single family	12,766	18,782	(6,016)
Construction and land development loans	11,766	2,981	8,785
Consumer loans	80,576	90,793	(10,217)
Total pass loans	$1,111,782	$1,061,030	$50,752
Special Mention:
Commercial loans, excluding PPP	$13,763	$21,894	$(8,131)
Commercial real estate loans – owner occupied	6,882	6,387	495
Commercial real estate loans – all other	793	—	793
Residential mortgage loans – multi family	366	—	366
Total special mention loans	$21,804	$28,281	$(6,477)
Substandard:
Commercial loans, excluding PPP	$59,408	$30,447	$28,961
Commercial real estate loans – owner occupied	28,203	6,507	21,696
Commercial real estate loans – all other	1,837	—	1,837
Consumer loans	182	74	108
Total substandard loans	$89,630	$37,028	$52,602
Doubtful:
Commercial loans, excluding PPP	$641	$—	$641
Total doubtful loans	$641	$—	$641
Total Loans:	$1,223,857	$1,126,339	$97,518
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
The following table sets forth information regarding impaired loans, at December 31, 2020 and December 31, 2019:

	December 31,
	2020	2019
	(Dollars in thousands)
Impaired loans:
Nonaccruing loans	$33,204	$15,682
Nonaccruing restructured loans	6,712	—
Total impaired loans	$39,916	$15,682
Impaired loans less than 90 days delinquent and included in total impaired loans	$34,085	$15,149

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below contains additional information with respect to impaired loans, by portfolio type, as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans, excluding PPP	$10,970	$19,530	$—	$7,996	$12,090	$—
Commercial real estate loans – owner occupied	6,978	7,633	—	6,507	6,784	—
Commercial real estate loans – all other	1,836	1,837	—	—	—	—
Consumer loans	174	197	—	74	101	—
Total	$19,958	$29,197	$—	$14,577	$18,975	$—
With allowance recorded:
Commercial loans, excluding PPP	$19,958	$20,040	$2,711	$1,105	$1,122	$561
Total	$19,958	$20,040	$2,711	$1,105	$1,122	$561
Total
Commercial loans, excluding PPP	$30,928	$39,570	$2,711	$9,101	$13,212	$561
Commercial real estate loans – owner occupied	6,978	7,633	—	6,507	6,784	—
Commercial real estate loans – all other	1,836	1,837	—	—	—	—
Consumer loans	174	197	—	74	101	—
Total	$39,916	$49,237	$2,711	$15,682	$20,097	$561

(1)When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At December 31, 2020 and December 31, 2019, there were $20.0 million and $14.6 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at December 31, 2020 for which no specific reserves were allocated, $8.7 million had been deemed impaired in the prior year.
Average balances and interest income recognized on impaired loans, by portfolio type, for the year ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020		2019		2018
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(Dollars in thousands)
No allowance recorded:
Commercial loans, excluding PPP	$9,307	$534	$3,828	$581	$4,289	$101
Commercial real estate loans – owner occupied	5,216	53	3,038	267	856	—
Commercial real estate loans – all other	367	36	—	—	370	—
Residential mortgage loans – single family	—	—	—	—	—	—
Consumer loans	138	5	69	3	48	—
Total	15,028	628	6,935	851	5,563	101
With allowance recorded:
Commercial loans, excluding PPP	$5,032	$930	$221	$53	$96	$—
Total	$5,032	$930	$221	$53	$96	$—
Total
Commercial loans, excluding PPP	$14,339	$1,464	$4,049	$634	$4,385	$101
Commercial real estate loans – owner occupied	5,216	53	3,038	267	856	—
Commercial real estate loans – all other	367	36	—	—	370	—
Residential mortgage loans – single family	—	—	—	—	—	—
Consumer loans	138	5	69	3	48	—
Total	$20,060	$1,558	$7,156	$904	$5,659	$101

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $1.8 million in 2020, $416 thousand in 2019 and $362 thousand in 2018.
Troubled Debt Restructurings
Pursuant to the FASB's ASU No. 2011-2, A Creditor's Determination of whether a Restructuring is a Troubled Debt Restructuring, the Company had $6.7 million TDRs at December 31, 2020 and zero at December 31, 2019. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the forms of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower's cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower's loan will be reinstated. TDRs do not include short term loan modifications made on a good faith basis in response to COVID-19.
The following table presents loans restructured as TDRs during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020			2019			2018
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Nonperforming
Commercial loans	4	3,298	2,085	—	—	—	—	—	—
Commercial real estate – owner occupied	1	3,851	4,627	—	—	—	—	—	—
Total nonperforming	5	7,149	6,712	—	—	—	—	—	—
Total troubled debt restructurings(1)	5	$7,149	$6,712	—	$—	$—	—	$—	$—

(1)No loans were restructured during the years ended December 31, 2019 or December 31, 2018.
During the years ended December 31, 2020, 2019 and 2018, there were no TDRs that were modified within the preceding 12-month period which subsequently defaulted.
6. Premises and Equipment
The major classes of premises and equipment are as follows:

	December 31,
	2020	2019
	(Dollars in thousands)
Furniture and equipment	$2,380	$2,424
Leasehold improvements	1,192	1,112
	3,572	3,536
Accumulated depreciation and amortization	(2,793)	(2,419)
Total	$779	$1,117
The amount of depreciation and amortization included in operating expense was $373,000, $419,000 and $405,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Deposits
Asset
At December 31, 2020, we had $274.2 million in interest bearing deposits at other financial institutions, as compared to $202.7 million at December 31, 2019. The weighted average percentage yields on these deposits for each of the years ended December 31, 2020 and December 31, 2019 was 0.34% and 2.22%, respectively. Interest bearing deposits with financial institutions can be withdrawn on demand and are considered cash equivalents for purposes of the consolidated statements of cash flows.
At December 31, 2020 and December 31, 2019, we had $1.6 million and $2.4 million, respectively, of interest-bearing time deposits at other financial institutions, which were scheduled to mature within one year or had no stated maturity date. The weighted average percentage yields on these deposits were 1.54% and 2.04% for the years ended December 31, 2020 and December 31, 2019, respectively.
Liability
The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2020 and 2019 was $91.0 million and $112 million, respectively.
The scheduled maturities of time deposits in denominations of $250,000 or more at December 31, 2020 were as follows:

At December 31, 2020
(Dollars in thousands)
2021	$80,764
2022	8,703
2023	341
2024	1,212
2024 and beyond	—
Total	$91,020

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
    During the year ended December 31, 2020 and 2019, we recognized rent expense associated with our leases as follows:

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Lease cost:
Operating lease cost	$2,432	$2,271
Short-term lease cost(1)	144	158
Total lease cost	$2,576	$2,429
Weighted-average remaining lease term—operating leases (in years)	4.37	5.37

(1)    Includes leases that are less than 12 months and equipment leases that are accounted for on a cash basis.
    Because we generally do not have access to the rate implicit in the lease, we utilize our borrowing rate with the FHLB as the discount rate.  The weighted average discount rate associated with operating leases as of December 31, 2020 and December 31, 2019 is 2.31% and 1.57%, respectively.
    Supplemental balance sheet information related to leases was as follows:

	Financial Statement Classification	December 31, 2020	December 31, 2019
		(Dollars in thousands)
Operating right-of-use assets	Other assets	$10,002	$12,159
Operating lease liabilities	Other liabilities	$10,933	$13,020
    During the year ended December 31, 2020 and 2019, we had the following cash and non-cash activities associated with our leases:

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases (fixed payments)	$2,363	$2,031

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$12,677

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Maturities of operating lease liabilities as of December 31, 2020 are as follows:

Amount
(Dollars in thousands)
For the years ending December 31,
2021	$2,490
2022	2,575
2023	2,662
2024	2,750
2025 and beyond	1,020
Total	11,497
Less: Imputed interest	(564)
Total Lease liabilities	$10,933

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Borrowings and Contractual Obligations
At December 31, 2020 and 2019, our borrowings and contractual obligations consisted of the following:

	December 31,
	2020	2019
	(Dollars in thousands)
FHLB advances—short-term	$10,000	$30,000
Total	$10,000	$30,000

The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 1.62% for the year ended December 31, 2020.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
$10,000	1.62%	January 25, 2021

At December 31, 2020, $434 million of loans were pledged to support our FHLB borrowings and our unfunded borrowing capacity. As of December 31, 2020, we had unused borrowing capacity of $242 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2020 was $124 million.
As of December 31, 2019, we had $30.0 million of outstanding short-term borrowings and no outstanding long-term borrowings that we had obtained from the FHLB. These borrowings had a weighted-average annualized interest rate of 1.82% for the year ended December 31, 2019. As of December 31, 2019 we had unused borrowing capacity of $172 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2019 was $55 million.
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
Set forth below are the respective principal amounts, and certain other information regarding the terms of the Debentures that remained outstanding as of December 31, 2020 and 2019:

Original Issue Dates	Principal Amount	Interest Rate(1)	Maturity Dates
	(Dollars in thousands)
September 2002	$7,217	LIBOR plus 3.40%	September 2032
October 2004	10,310	LIBOR plus 2.00%	October 2034
Total	$17,527

(1)Interest rate resets quarterly.
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. As of December 31, 2020, we were current on all interest payments. We have committed to obtaining approval from the FRB and the CDFPI prior to making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. There can be no assurance that our regulators will approve such payments in the future.

10. Related Party Transactions

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Deposits maintained by members of the Board of Directors and executive officers at the Bank totaled $67 thousand and $93 thousand at December 31, 2020 and 2019, respectively.

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
The components of income tax (benefit) expense from continuing operations consisted of the following for the years ended December 31:

	2020	2019	2018
	(Dollars in thousands)
Current taxes:
Federal	$2,665	$—	$—
State	1,694	48	97
Total current taxes	4,359	48	97
Deferred taxes:
Federal	(77)	1,469	(6,065)
State	(194)	618	(4,784)
Total deferred taxes	(271)	2,087	(10,849)
Total income tax (benefit) expense	$4,088	$2,135	$(10,752)

The reasons for the differences between the statutory federal income tax rates and our effective tax rates are summarized in the following table:

	Year Ended December 31,
	2020	2019	2018
Federal income tax based on statutory rate	21.0%	21.0%	21.0%
State franchise tax net of federal income tax benefit	8.6	8.6	8.6
Permanent differences	0.5	0.6	(0.3)
Other	2.8	(3.8)	2.0
Valuation allowance	—	—	(96.1)
Total effective tax rate	32.9%	26.4%	(64.8)%
At December 31, 2020 and December 31, 2019, we have a net deferred tax asset of $8.5 million and $8.4 million, respectively. Adjustments to our deferred tax valuation allowance could be required in the future if we were to conclude, on the basis of our assessment of the realizability of the deferred tax asset, that the amount of that asset which is more-likely-than-not, to be available to offset or reduce future taxes has decreased. Any such decrease would result in income tax expense. The components of our net deferred tax asset are as follows at:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2020	2019
	(Dollars in thousands)
Deferred tax asset:
Allowance for loan and lease losses	$5,160	$4,025
State taxes	356	18
Deferred compensation	528	503
Litigation reserve	964	—
Other accrued expenses	5	539
Charitable contributions	—	161
Reserve for unfunded commitments	103	103
Tax credits	—	227
Net operating loss carry forward	2,458	3,699
Stock based compensation	168	448
Unrealized losses on securities	—	54
Lease liability	3,232	3,849
Total deferred tax assets	12,974	13,626
Deferred tax liabilities:
Depreciation and amortization	(179)	(185)
ROU Lease asset	(2,957)	(3,595)
Unrealized gain on securities	(148)	—
Other	(1,188)	(1,414)
Total deferred tax liabilities	(4,472)	(5,194)
Total net deferred tax asset	$8,502	$8,432
During the year ended December 31, 2018, we had an income tax benefit of $10.8 million. The income tax benefit for the year ended December 31, 2018 is a result of our net income during the year and the release of our full valuation allowance of $11.1 million on our net deferred tax asset during the second quarter of 2018, discussed further below. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and based on its evaluation, management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at December 31, 2018. Significant positive evidence included our three-year cumulative income position, continued improvement in asset quality, and the expectation that we will continue to have positive earnings based on nine trailing quarters of positive income and our forecast. Negative evidence included our accumulated deficit. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at December 31, 2018.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accumulated deficit and deterioration in asset quality. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at December 31, 2019.
During the year ended December 31, 2020, we had an income tax expense of $4.1 million. The income tax expense during the year ended December 31, 2020 is as a result of our net income during the year and an adjustment to our deferred tax asset during the fourth quarter to true up stock based compensation. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and based on its evaluation, management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at December 31, 2020. Significant positive evidence included our three-year cumulative income position, the expectation that we will continue to have positive earnings based on positive income in eleven of the last twelve trailing quarters, and a shift from accumulated deficit to retained earnings during the year. Negative evidence included our net loss for the first quarter of 2020 and deterioration in asset quality. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at December 31, 2020.
As of December 31, 2020, we had net operating loss carryforwards of zero and $28.7 million for federal and state tax purposes, respectively, which are available to offset future taxable income. If not used, these carryforwards begin expiring in 2032 and would fully expire in 2036. Refer to the table below for the amount and expiration of our net operating loss carryforwards:

	Federal	State	Expiration
	(Dollars in thousands)
2010(1)	$—	$4,472	12/31/2032
2012	—	774	12/31/2032
2013	—	8,727	12/31/2033
2015	—	280	12/31/2035
2016	—	14,453	12/31/2036
	$—	$28,706

(1)California net operating loss carryforwards were suspended by the Franchise Tax Board during these periods and the carryover was extended.
(2)As a result of the Tax Cuts and Jobs Act, federal net operating loss carryforwards do not expire starting with any losses sustained during 2018 or later. California net operating loss carryforwards begin to expire on the date listed.
We file income tax returns with the U.S. federal government and the State of California. As of December 31, 2020, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2017 to 2019 tax years and the Franchise Tax Board for California state income tax returns for the 2016 to 2019 tax years. Net operating losses on our U.S. federal and California state income tax returns may be carried forward up to 20 years. In June 2020, the State of California suspended the use of net operating losses for the years 2020, 2021, and 2022, and extended the carryover periods for these years. As of December 31, 2020, we do not have any unrecognized tax benefits.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three months and year ended December 31, 2020 and 2019.

12. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan, which was amended at the Annual Shareholders meeting held in May 2013 (the “2010 Incentive Plan”), and which superseded our shareholder-approved 2008 and 2004 Equity Incentive Plans (the “Previously Approved Plans”). As of December 31, 2020, there were no options to purchase shares of our common stock granted under the Previously Approved Plans. As of December 31, 2020, there were options to purchase a total of 339,587 shares of our common stock and 55,093 shares of our unvested restricted stock grants under the 2010 Incentive Plan.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2019, our shareholders approved the adoption of our 2019 Equity Incentive Plan (the “2019 Incentive Plan”), which authorized and set aside a total of 2,000,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. There were 250,000 options to purchase shares of our common stock granted under the 2019 Incentive Plan and outstanding at December 31, 2020. Since approval of the 2019 Incentive Plan, no additional awards will be issued under the 2010 Incentive Plan, although awards outstanding under the 2010 Incentive Plan will remain outstanding and will continue to be governed by the terms of the 2010 Incentive Plan and any applicable award agreements. Under the terms of the 2019 Incentive Plan, any forfeited options or unvested restricted stock grants that had been issued under the Previously Approved Plans or the 2010 Incentive Plan will not be available for future equity incentive grants. Each restricted stock option or restricted stock unit issued under the terms of the 2019 Incentive Plan will be counted against the share limit as 2.5 shares, while each stock option or Stock Appreciation Right ("SAR") issued will be counted as one share against the share limit. As of December 31, 2020, there were outstanding options to purchase a total of 250,000 shares of our common stock, 75,000 shares of our unvested restricted stock units, and 68,072 shares of our unvested restricted stock grants under the 2019 Incentive Plan. As of December 31, 2020, there remain 1,322,255 shares available for future grants under the 2019 Incentive Plan.
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
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options, restricted shares, SARs and stock units that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at December 31, 2020 under the 2010 Incentive Plan and the 2019 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company, under the 2010 Incentive Plan and the 2019 Incentive Plan, has also granted restricted stock and stock units for the benefit of its employees and directors. These restricted shares vest over a period ranging from three to five years for employees and one year for directors while the stock units vest over a period of one to five years. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients of stock units have no rights of a stockholder. The recipients do not pay any cash consideration for the shares or stock units.
Stock Options
The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Year Ended December 31,
Assumptions with respect to:	2020	2019	2018
Expected volatility	—%	28%	30%
Risk-free interest rate	—%	1.35%	2.69%
Expected dividends	—%	—%	—%
Expected term (years)	0.0	5.1	5.8
Weighted average fair value of options granted during period	$—	$1.99	$2.81
The following table summarizes the stock option activity under the Company’s equity incentive plans during the years ended December 31, 2020, 2019 and 2018, respectively.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2020		2019		2018
Outstanding – January 1,	1,009,466	$6.98	864,330	$6.86	792,577	$6.41
Granted	—	—	250,000	7.33	154,011	8.20
Exercised	(10,728)	4.66	(86,229)	6.57	(75,108)	4.95
Forfeited/Canceled	(409,151)	6.99	(18,635)	8.15	(7,150)	6.47
Outstanding – December 31,	589,587	7.01	1,009,466	6.98	864,330	6.86
Options Exercisable – December 31,	356,480	6.74	675,144	6.72	588,873	6.49
Options Vested – December 31,	356,480	$6.74	675,144	$6.72	588,873	$6.49
Options to purchase 10,728, 86,229, and 75,108 shares of our common stock were exercised during the years ended December 31, 2020, 2019 and 2018, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018, was $29 thousand, $62 thousand and $356 thousand, respectively. The fair values of options vested during the years ended December 31, 2020, 2019 and 2018 were $198 thousand, $483 thousand and $360 thousand, respectively.
The following table provides additional information regarding the vested and unvested options that were outstanding at December 31, 2020.

Options Outstanding as of December 31, 2020					Options Exercisable as of December 31, 2020(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$2.97 – $3.99	12,000	—	$3.74	1.07	12,000	$3.74
$4.00 – $5.99	16,000	—	4.34	0.30	16,000	4.34
$6.00– $6.99	202,189	5,450	6.61	4.12	202,189	6.60
$7.00– $7.99	84,157	200,000	7.30	8.13	84,157	7.24
$8.00-$8.40	42,134	27,657	8.21	7.14	42,134	8.19
	356,480	233,107	$7.01	6.24	356,480	$6.74

(1)The weighted average remaining contractual life of the options that were exercisable as of December 31, 2020 was 4.82 years.
The aggregate intrinsic values of options that were outstanding and exercisable at December 31, 2020 and 2019 was $30 thousand and $952 thousand, respectively.

A summary of the status of the unvested options outstanding as of December 31, 2020, 2019 and 2018, and changes in the weighted average grant date fair values of the unvested options during the years ended December 31, 2020, 2019 and 2018, are set forth in the following table.

	For the year ended
	2020		2019		2018
	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at the beginning of the year	334,322	$2.19	275,457	$2.79	255,348	$2.80
Granted	—	—	250,000	1.99	154,011	2.81
Vested	(85,309)	2.32	(173,160)	2.79	(126,752)	2.84
Forfeited/Canceled	(15,906)	2.81	(17,975)	2.81	(7,150)	2.66
Unvested at the end of the year	233,107	$2.10	334,322	$2.19	275,457	$2.79
At December 31, 2020, the weighted average period over which nonvested awards were expected to be recognized was 3.48 years.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock
We issued 77,560 shares of restricted stock under the 2019 Incentive Plan and no shares of restricted stock under the 2010 Incentive Plan during the year ended December 31, 2020, at a price of $5.41. Shares issued to directors vest after one year, and all other shares issued vest on an annual prorated basis over three years. The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the years ended December 31, 2020, 2019 and 2018.

	For the year ended
	2020		2019		2018
	Number of Shares	Average Grant Date Fair Value	Number of Shares	Average Grant Date Fair Value	Number of Shares	Average Grant Date Fair Value
Outstanding at the beginning of the year	124,202	$8.44	115,031	$8.04	103,508	$7.33
Granted	77,560	5.41	126,976	8.58	82,217	8.33
Vested	(50,195)	8.45	(94,779)	8.07	(64,204)	7.29
Forfeited	(28,402)	7.99	(23,026)	8.66	(6,490)	7.92
Outstanding at the end of the year	123,165	$6.63	124,202	$8.44	115,031	$8.04

    Stock Units
    The following table summarizes the activity related to stock units granted, vested and forfeited under our equity incentive plans during the year ended December 31, 2020 and 2019.

	For the twelve months ended December 31,
	2020		2019
	Number of Shares	Average Grant Date Fair Value Per Share	Number of Shares	Average Grant Date Fair Value Per Share
Outstanding at the beginning of the period	100,000	$7.33	—	$—
Granted	—	—	100,000	7.33
Vested	(25,000)	7.33	—	—
Forfeited	—	—	—	—
Outstanding at the end of the period	75,000	$7.33	100,000	$7.33

Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options, restricted stock, and stock units outstanding at December 31, 2020, will be as follows:

	Estimated Stock Based Compensation Expense
	Stock Options	Restricted Stock	Stock Units	Total
	(Dollars in thousands)
For the years ending December 31,
2021	$123	$264	$244	$631
2022	109	127	164	400
2023	101	61	—	162
2024	67	22	—	89
2024 and beyond	—	11	—	11
	$400	$485	$408	$1,293

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 were $588 thousand, $745 thousand and $623 thousand, respectively, in each case net of taxes.

13. Employee Benefit Plans
The Company has a 401(k) plan that covers substantially all full-time employees. That plan permits voluntary contributions by employees, a portion of which are sometimes matched by the Company. The Company’s expenses relating to its contributions to the 401(k) plan for the years ended December 31, 2020, 2019 and 2018 were $363 thousand, $411 thousand, and $365 thousand, respectively.
In January 2001, the Company established an unfunded Supplemental Retirement Plan (“SERP”) for our former CEO who retired from that position in April 2013. The SERP was amended and restated in April 2006 to comply with the requirements of new Section 409A of Internal Revenue Code. The SERP provides for 180 equal successive monthly retirement payments, each in an amount equal to 60% of the average monthly base salary during the three years immediately preceding reaching 65 years old (the “Monthly SERP Benefit”), subject to meeting certain vesting requirements. These monthly benefit payments commenced on February 1, 2013.
The Company follows FASB ASC 715-30-35, which requires us to recognize in our balance sheet the funded status of any post-retirement plans that we maintain and to recognize, in other comprehensive income, changes in funded status of any such plans in any year in which changes occur.

The changes in the projected benefit obligations under the SERP during 2020, 2019 and 2018, its funded status at December 31, 2020, 2019 and 2018, and the amounts recognized in our consolidated statements of financial condition at each of those dates were as follows:

	At December 31,
	2020	2019	2018
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$1,982	$2,169	$2,345
Service cost	—	—	—
Interest cost	110	120	131
Actuarial loss/(gain)	—	—	—
(Benefits paid)	(307)	(307)	(307)
Benefit obligation at end of period	$1,785	$1,982	$2,169
Funded status:
Amounts recognized in the Statement of Financial Condition
Unfunded accrued SERP liability—current	$(299)	$(299)	$(299)
Unfunded accrued SERP liability—noncurrent	(1,486)	(1,683)	(1,870)
Total unfunded accrued SERP liability	$(1,785)	$(1,982)	$(2,169)
Net amount recognized in accumulated other comprehensive income
Prior service cost/(benefit)	$—	$—	$—
Net actuarial loss/(gain)	—	—	—
Total net amount recognized in accumulated other comprehensive income	$—	$—	$—
Accumulated benefit obligation	$1,785	$1,982	$2,169
Components of net periodic SERP cost year to date:
Service cost	$—	$—	$—
Interest cost	110	120	131
Amortization of prior service cost/(benefit)	—	—	—
Amortization of net actuarial loss/(gain)	—	—	—
Net periodic SERP cost	$110	$120	$131

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, $1.5 million benefits are expected to be paid in the next five years and a total of $639 thousand of benefits are expected to be paid from year 2026 through year 2028. In 2021, $97 thousand is expected to be recognized in net periodic benefit cost.

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

The following table shows how we computed basic and diluted EPS for the year ended December 31, 2020, 2019, and 2018.

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars and amounts in thousands, except per share data)
Basic EPS:
Net income (loss)	$8,334	$5,680	$27,339
Less dividends on preferred stock	—	—	—
Less dividends on common stock	—	—	—
Less dividends on unvested shares	—	—	—
Net income allocable to common shareholders	$8,334	$5,680	$27,339
Less earnings allocated to participating securities	72	166	648
Earnings allocated to common shareholders	$8,262	$5,514	$26,691
Weighted average common shares outstanding	23,507	22,811	22,788
Basic earnings per common share	$0.35	$0.24	$1.17
Diluted EPS:
Earnings allocated to common shareholders	$8,334	$5,680	$27,339
Weighted average common shares outstanding	23,507	22,811	22,788
Add dilutive effects of restricted stock grants	115	149	115
Add dilutive effects of restricted stock units	91	—	—
Add dilutive effects for assumed conversion of Series A preferred stock	—	539	438
Add dilutive effects for stock options	3	133	186
Weighted average diluted common shares outstanding	23,716	23,632	23,527
Diluted earnings per common share	$0.35	$0.24	$1.16

(1)The basic and diluted earnings per share amounts for the years ended December 31, 2020, 2019 and 2018 are the same under both the Treasury Stock Method and the Two-Class Method as prescribed in FASB ASC 260-10, Earnings Per Share.
    The weighted average shares that have an antidilutive effect in the calculation of diluted net income (loss) per share and have been excluded from the computations above were as follows:

	For the Year Ended December 31,
	2020	2019	2018
Stock options(1)	672,827	265,093	138,608

(1)Stock options were excluded from the computation of diluted earnings per common share for the years ended December 31, 2020, 2019 and 2018 because the options were either “out-of-the-money” or the effect of exercise would have been antidilutive.

15. Shareholders’ Equity
    Preferred Stock
At December 31, 2020 and 2019 we did not have any shares of preferred stock outstanding. Effective as of the close of business on May 15, 2019, the Company filed an amendment to the Articles of Incorporation to authorize a class of Non-Voting Common Stock after obtaining shareholder approval on that same date. As a result, each share of the then outstanding

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series A Non-Voting Preferred Stock was automatically converted into one share of Non-Voting Common Stock as of the effective date. The Non-Voting Common Stock has the same relative rights as, and is identical in all respects with, each other share of Common Stock of the Company, except that holders of Non-Voting Common Stock are not entitled to vote on any matter other than where required under California law.
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
Accumulated Other Comprehensive Income, net
    Accumulated other comprehensive income, net as of December 31, 2020, 2019 and 2018 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Accumulated Other Comprehensive Income, Net
	(Dollars in thousands)
Beginning balance as of January 1, 2018	$(1,143)	$(1,143)
Other comprehensive income before reclassifications, net of tax of $142 thousand	(50)	(50)
Amounts reclassified from accumulated other comprehensive loss(1)	49	49
Other comprehensive loss, net of tax of $142 thousand	(1)	(1)
Ending balance as of December 31, 2018	$(1,144)	$(1,144)
Other comprehensive loss, net of tax of $62 thousand	577	577
Ending balance as of December 31, 2019	$(567)	$(567)
Other comprehensive loss, net of tax of $202 thousand	483	483
Ending balance as of December 31, 2020	$(84)	$(84)

(1)This balance consists of the $48 thousand net gain on sale of available for sale debt securities included in our consolidated statement of operations offset by $97 thousand included in our consolidated statement of shareholders' equity as an adjustment to our beginning retained earnings.

Dividends
Payment of Cash Dividends by the Company. California laws place restrictions on the ability of California corporations to pay cash dividends on preferred or common stock. Subject to certain limited exceptions, a California corporation may pay cash dividends only to the extent of (i) the amount of its retained earnings or (ii) the amount by which the fair value of the corporation’s assets exceeds its liabilities. We have committed to obtaining approval from the FRB and the CDFPI prior to paying any dividends. The Company's ability to pay dividends is also limited by the ability of the Bank to pay cash dividends to the Company. See “—Payment of Dividends by the Bank to the Company” below.

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
The ability of the Bank to pay dividends is further restricted under the Federal Deposit Insurance Corporation Improvement Act of 1991, which prohibits an FDIC-insured bank from paying dividends if, after making such payment, the bank would fail to meet any of its minimum capital requirements. Under the Financial Institutions Supervisory Act and Federal Financial Institutions Reform, Recovery and Enforcement Act of 1989, federal banking regulators also have authority to prohibit FDIC-insured financial institutions from engaging in business practices which are considered to be unsafe or unsound. Under the authority of these acts, federal bank regulatory agencies, as part of their supervisory powers, generally require FDIC insured banks to adopt dividend policies which limit the payment of cash dividends. We have agreed that the Bank will not, without the FRB and CDFPI's prior written approval, pay any dividends to Bancorp.
16. Commitments and Contingencies
    Commitments
To meet the financing needs of our clients in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At December 31, 2020 and 2019, we were committed to fund certain loans including letters of credit amounting to approximately $347 million and $316 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represents the amount of potential accounting loss should the commitment be fully drawn upon, the client were to default, and the value of any existing collateral securing the client’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $350 thousand and $350 thousand at December 31, 2020 and 2019, respectively.
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
    Based on our evaluation of the remaining lawsuits and other proceedings that were pending against us as of December 31, 2020, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our results of operations or cash flows for any particular reporting period.
Risks and Uncertainties
The outbreak of the novel coronavirus (“COVID-19”) and the Federal Reserve's response to the economic challenges during the year 2020 has resulted in an uncertain and rapidly evolving economy. Governmental response to combat this pandemic have resulted in approximately 25% of our staff to shift to work remotely. Our business continuity plans have been activated by COVID-19 and we have been able to fully support our remote workforce and have the ability to support all employees in a remote work environment. These remote work arrangements have not adversely impacted our ability to serve our clients, and have not had an impact on our financial reporting systems or the internal controls we have over financial reporting, disclosures and related procedures.
    The most significant impact of COVID-19 on our business has been to the quality of our loan portfolio and to net interest income as short-term interest rates sharply declined. We have increased the qualitative factors used in the determination of the adequacy of our allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on our clients and their ability to fulfill their obligations. We have no certainty that the provisions we made during the year will be sufficient to absorb the losses that stem from the impact of COVID-19 on our clients. As the longer term effects on our clients from the COVID-19 pandemic become more apparent, we may need to charge-off some or all of the balance on certain loans and make further provisions to increase our allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon our capital, including the potential need to reevaluate the need for a valuation allowance on our deferred tax asset. At this time, we don't expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities.
    The Bank is currently Well Capitalized under federal banking regulations that apply to all United States-based banks, with approximately $68 million of capital in excess of what is required for the Bank to be Well Capitalized using the ratio of Total Capital to Risk Weighted Assets. The Company has approximately $10 million of capital that it could contribute to the Bank should it be needed. In the event that future loan and leases loss and/or tax provisions reduce our capital surplus, we would be required to undertake measures to return the Bank's capital ratios to Well Capitalized levels, which could include but not be limited to raising additional capital or reducing the Bank's asset size. We believe that we would have access to equity and debt markets to secure additional capital for the Bank should the need arise, but we have no certainty regarding the extent of the availability of these markets at the time such need would arise.
    Increased demand for liquidity by our clients is another impact that we anticipate could occur should the COVID-19 effects be prolonged. As of December 31, 2020 the Company and the Bank's on-balance sheet liquidity was very strong and combined with our contingent liquidity resources, we believe that the Bank has sufficient resources to meet the liquidity needs of our clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing our reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The actual capital amounts and ratios of the Bank at December 31, 2020 and December 31, 2019 are presented in the following tables:

			Applicable Federal Regulatory Requirement
At December 31, 2020	Actual Capital		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Bank	$183,698	15.8%	$136,864	At least 8.625%	$116,161	At least 10.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
Bank	$169,138	14.6%	$59,532	At least 5.125%	$75,504	At least 6.5%
Tier 1 Capital to Risk Weighted Assets:
Bank	$169,138	14.6%	$76,956	At least 6.625%	$92,929	At least 8.0%
Tier 1 Capital to Average Assets:
Bank	$169,138	10.7%	$63,473	At least 4.0%	$79,341	At least 5.0

			Applicable Federal Regulatory Requirement
At December 31, 2019	Actual Capital		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Bank	$171,613	13.8%	$123,451	At least 8.625%	$123,938	At least 10.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
Bank	$157,652	12.7%	$63,518	At least 5.125%	$80,560	At least 6.5%
Tier 1 Capital to Risk Weighted Assets:
Bank	$157,652	12.7%	$82,109	At least 6.625%	$99,151	At least 8.0%
Tier 1 Capital to Average Assets:
Bank	$157,652	11.0%	$57,253	At least 4.0%	$71,566	At least 5.0%

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    As the above tables indicate, at December 31, 2020 and 2019, the Bank (on a stand-alone basis) qualified as a “well—capitalized” institution under federally mandated capital standards and federally established prompt corrective action regulations. Since December 31, 2020, there have been no events or circumstances known to us which have changed or which are expected to result in a change in the Bank’s classification as a well-capitalized institution.
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. At December 31, 2020, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution under the capital adequacy guidelines described above.

18. Parent Company Only Information
Condensed Statements of Financial Condition

	December 31,
	2020	2019
	(Dollars in thousands)
Assets:
Due from banks and interest-bearing deposits with financial institutions	$15,427	$15,717
Investment in subsidiaries	171,571	160,302
Other assets	146	630
Total assets	$187,144	$176,649
Liabilities and shareholders’ equity:
Liabilities	$51	$93
Junior subordinated debentures	17,527	17,527
Shareholders’ equity	169,566	159,029
Total liabilities and shareholders’ equity	$187,144	$176,649

Condensed Statements of Operations

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Interest income	$4	$6	$4
Interest expense	(623)	(893)	(845)
Other income	26	27	25
Other expenses	(1,126)	(1,608)	(1,302)
Equity in undistributed earnings (loss) of subsidiaries	9,952	7,359	29,889
Income tax (expense) benefit	101	789	(432)
Net income (loss)	$8,334	$5,680	$27,339

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$8,334	$5,680	$27,339
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net decrease (increase) in other assets	585	(65)	9
Net decrease in deferred taxes	(101)	(851)	331
Stock-based compensation expense	834	1,057	885
Undistributed (income) loss of subsidiary	(9,952)	(7,359)	(29,889)
Net increase (decrease) in interest payable	(40)	(10)	26
Net (decrease) increase in other liabilities	—	—	(1)
Net cash used in operating activities	(340)	(1,548)	(1,300)
Cash Flows from Investing Activities:
Net cash provided by investing activities	—	—	—
Cash Flows from Financing Activities:
Common stock options exercised	50	566	372
Return of capital from subsidiaries	—	—	3,711
Net cash provided by financing activities	50	566	4,083
Net increase (decrease) in cash and cash equivalents	(290)	(982)	2,783
Cash and Cash Equivalents, beginning of period	15,717	16,699	13,916
Cash and Cash Equivalents, end of period	$15,427	$15,717	$16,699

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table sets forth information regarding the net interest income (expense) and noninterest income for our commercial banking and other segments, respectively, for the years ended December 31, 2020, 2019 and 2018.

	Commercial	Other(1)	Total
	(Dollars in thousands)
Net interest income for the year ended December 31,
2020	$52,600	$(618)	$51,982
2019	$50,443	$(887)	$49,556
2018	$48,150	$772	$48,922
Noninterest income for the year ended December 31,
2020	$6,311	$26	$6,337
2019	$5,561	$27	$5,588
2018	$4,610	$25	$4,635
Segment Assets at:
December 31, 2020	$1,586,916	$674	$1,587,590
December 31, 2019	$1,414,996	$1,158	$1,416,154

(1)Represents net interest income and noninterest income for PMAR and PMBC.

20. Unaudited Quarterly Information
    Unaudited quarterly information for each of the three months in the years ended December 31, 2020 and 2019 was as follows:

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Dollars in thousands, except per share data)
Total interest income	$14,234	$16,016	$15,580	$14,769
Total interest expense	1,297	1,762	2,262	3,296
Net interest income	12,937	14,254	13,318	11,473
Provision for loan and lease losses	—	—	2,850	6,200
Net interest income after provision for loan and lease losses	12,937	14,254	10,468	5,273
Total noninterest income	1,827	2,245	1,171	1,095
Total noninterest expense	8,921	9,275	8,934	9,720
Income before income taxes	5,843	7,224	2,705	(3,352)
Income tax (benefit) provision	2,140	2,138	800	(991)
Net income allocable to common shareholders	$3,703	$5,086	$1,905	$(2,361)
Per share data-basic:
Net income allocable to common shareholders	$0.16	$0.21	$0.08	$(0.10)
Per share data-diluted:
Net income allocable to common shareholders	$0.16	$0.21	$0.08	$(0.10)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(Dollars in thousands, except per share data)
Total interest income	$16,277	$16,767	$16,466	$16,167
Total interest expense	3,734	4,024	4,247	4,116
Net interest income	12,543	12,743	12,219	12,051
Provision for loan and lease losses	3,750	2,100	—	3,300
Net interest income after provision for loan and lease losses	8,793	10,643	12,219	8,751
Total noninterest income	1,369	1,342	1,386	1,490
Total noninterest expense	9,790	9,697	9,707	8,983
Income before income taxes	372	2,288	3,898	1,258
Income tax (benefit) provision	(68)	658	1,170	376
Net income allocable to common shareholders	$440	$1,630	$2,728	$882
Per share data-basic:
Net income allocable to common shareholders	$0.02	$0.07	$0.12	$0.04
Per share data-diluted:
Net income allocable to common shareholders	$0.02	$0.07	$0.12	$0.04

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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2020, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Management of Pacific Mercantile Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;
•provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and board of directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on that assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information regarding our Code of Business and Ethical Conduct below, the information required by this Item 10 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2021, for its Annual Meeting of Shareholders.
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

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2021, for its Annual Meeting of Shareholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference from our definitive proxy statement expected to be filed with the SEC on or before April 30, 2021, for its Annual Meeting of Shareholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement expected to be filed with the SEC on or before April 30, 2021, for its Annual Meeting of Shareholders.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement expected to be filed with the SEC on or before April 30, 2021, for its Annual Meeting of Shareholders.

PART IV

ITEM 15.     EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report:
(1)Financial Statements. The Consolidated Financial Statements of Pacific Mercantile Bancorp: See Index to Consolidated Financial Statements on Page 59 of this Annual Report.
(2)Financial Statement Schedules. No financial statement schedules are included in this Annual Report as such schedules are not required or the information that would be included in such schedules is not material or is otherwise furnished.
(3)Exhibits. See Index to Exhibits below for a list and description of (i) exhibits previously filed by the Company with the Commission and (ii) the exhibits being filed with this Report.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Pacific Mercantile Bancorp (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on May 16, 2019.)

3.2	Pacific Mercantile Bancorp Bylaws, amended and restated as of May 16, 2018 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on May 16, 2018.)

4.1	Specimen form of Pacific Mercantile Bancorp Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Commission on June 13, 2000.)

4.2	Description of Common Stock (Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K

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

10.4+
Form of Indemnification Agreement by and between Pacific Mercantile Bancorp and its directors and executive officers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 21, 2020.)

10.5+
Form of Indemnification Agreement by and between Pacific Mercantile Bank and its directors and executive officers (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 21, 2020.)

10.6+	Pacific Mercantile Bancorp 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed with the Commission on March 16, 2005.)

10.7+	Pacific Mercantile Bancorp 2008 Equity Incentive Plan (Incorporated by reference to Appendix A to the 2008 Definitive Proxy Statement on Form DEF-14A filed with the Commission on April 18, 2008.)

10.8+
Pacific Mercantile Bancorp 2010 Equity Incentive Plan, as amended June 5, 2013 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013.)

10.9+	Pacific Mercantile Bancorp 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 16, 2019.)

10.10+
Form of Notice of Grant and Restricted Stock Agreement under the Pacific Mercantile Bancorp 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 16, 2019.)

10.11+
Form of Stock Option Agreement under the Pacific Mercantile Bancorp 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 16, 2019.)

10.12+
Form of Notice of Grant and Stock Unit Agreement under the Pacific Mercantile Bancorp 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Commission on August 2, 2019.)

10.13+
Form of Stock Appreciation Rights Agreement under the Pacific Mercantile Bancorp 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Commission on August 2, 2019.)

10.14+	Pacific Mercantile Bancorp Change in Control Severance Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on January 27, 2014.)

10.15+
Form of Pacific Mercantile Bancorp Change in Control Severance Plan Participation Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on January 27, 2014.)

10.16+
Employment Agreement, dated April 10, 2018, between Pacific Mercantile Bank and Curt A. Christianssen (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on April 11, 2018.)

10.17+
Employment Agreement, dated July 29, 2019, among Pacific Mercantile Bancorp, Pacific Mercantile Bank, and Brad Dinsmore (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 29, 2019.)

10.18+
Employment Agreement, dated May 27, 2016, between Pacific Mercantile Bank and Maxwell G. Sinclair (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed with the Commission on March 10, 2017).

10.19+
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

ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2021.

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

/S/ BRAD R. DINSMORE	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2021
Brad R. Dinsmore
/S/ CURT A. CHRISTIANSSEN	Chief Financial Officer (Principal Financial Officer)	March 12, 2021
Curt A. Christianssen
/S/ NANCY GRAY	Chief Accounting Officer (Principal Accounting Officer)	March 12, 2021
Nancy Gray
/s/ DENIS P. KALSCHEUR	Chairman of the Board and Director	March 12, 2021
Denis P. Kalscheur
/S/ JAMES DEUTSCH	Director	March 12, 2021
James Deutsch
/s/ MANISH DUTTA	Director	March 12, 2021
Manish Dutta
/s/ SHANNON F. EUSEY	Director	March 12, 2021
Shannon F. Eusey
/s/ MICHAEL P. HOOPIS	Director	March 12, 2021
Michael P. Hoopis
/s/ ANNE MCCALLION	Director	March 12, 2021
Anne McCallion
/s/ MICHELE S. MIYAKAWA	Director	March 12, 2021
Michele S. Miyakawa
/s/ DAVID J. MUNIO	Director	March 12, 2021
David J. Munio
/s/ STEPHEN P. YOST	Director	March 12, 2021
Stephen P. Yost