Form 10-K/A
period 2020-12-31
PACIFIC MERCANTILE BANCORP
filed 2021-04-15
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1
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
As of April 15, 2021, there were 22,320,230 shares of Common Stock and 1,467,155 shares of Non-Voting Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Amendment No. 1”), for the purpose of reporting the information required by Part III of Form 10-K. Our Annual Report on Form 10-K was originally filed with the Securities and Exchange Commission (“SEC”) on March 15, 2021 (“Original Filing”). The Original Filing incorporated the Part III information by reference to our definitive proxy statement for our 2021 annual meeting of shareholders. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Form 10-K.

In addition, this Amendment No. 1 is reporting an update to the Report of Independent Registered Public Accounting Firm (report) issued by RSM US LLP (“RSM”). The report provided by RSM in the Original Filing described the audit procedures performed on our internal control over financial reporting in accordance with auditing standards generally accepted in the United States of America relative to the requirements under the FDIC Improvement Act (“FDICIA”), which should not have been included in the Original Filing. The financial statements and data included in Item 8 are unchanged from those in the Original Filing.

Other than as specifically set forth herein, this Amendment No. 1 does not change any of the information contained in the Original Filing, and we have not updated or amended the disclosures contained in the Original Filing to reflect events that have occurred since the date thereof. Accordingly, this Amendment No. 1 should be read in conjunction with our Original Filing.

PACIFIC MERCANTILE BANCORP
FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2020

Page No.

PART II

Item 8	Financial Statements and Supplementary Data	1

i

PART II

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Pacific Mercantile Bancorp

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pacific Mercantile Bancorp and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, other comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the
results of its operations and its cash flows for each of the three years in the period ended December 31,
2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Allowance for Loan and Lease Losses
As described in Notes 2 and 5 to the financial statements, the Company’s allowance for loan and lease losses (ALLL) totaled $17.4 million at December 31, 2020. The ALLL is an amount established by management to absorb probable losses on existing loans that may become uncollectible. Management determines the adequacy of the ALLL by monitoring of economic conditions, the loan portfolio by category, the financial condition of borrowers and the history of the performance of the loan portfolio. The
ALLL is comprised of two components: the valuation allowance for loans individually evaluated for impairment (specific reserves), representing $2.7 million; and the valuation allowance for loans collectively evaluated for impairment (general reserves), representing $14.7 million. The general reserves include a quantitative reserve based on the Company’s historical charge-off experience and a qualitative reserve based on management’s evaluation of several internal and external factors (qualitative factors).

These qualitative factors are based on external economic conditions and trends and internal assessments.

We identified the qualitative factors of the general reserves as a critical audit matter because of the significant assumptions that management makes in determining the estimate. Auditing these assumptions involved a high degree of auditor judgment and an increase in audit effort because changes in these assumptions could have a material effect on the Company’s financial results.

Our audit procedures related to management’s evaluation and establishment of the qualitative factors of the ALLL included the following, among others:
•We obtained an understanding of the relevant controls related to the qualitative factors applied to the general reserves of the ALLL and tested such controls for design and operating effectiveness, including controls related to management’s establishment, review and approval of the qualitative factors and the completeness and accuracy of the data used in determining the qualitative factors.
•We tested management’s process and evaluated its judgments and assumptions in the determination of the qualitative factors, which included:
◦Evaluating the reasonableness of management’s selection of data inputs used as a basis for the adjustments related to the qualitative factors, and testing the completeness and accuracy of the data utilized by comparing them to internal and external source data.
◦Evaluating the reasonableness of the qualitative factors assessed by management, including the directional consistency and magnitude of the resulting qualitative component of the ALLL, as compared to internal and external source data.

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

20. Unaudited Quarterly Information
    Unaudited quarterly information for each of the three months in the years ended December 31, 2020 and 2019 was as follows:

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Dollars in thousands, except per share data)
Total interest income	$14,234	$16,016	$15,580	$14,769
Total interest expense	1,297	1,762	2,262	3,296
Net interest income	12,937	14,254	13,318	11,473
Provision for loan and lease losses	—	—	2,850	6,200
Net interest income after provision for loan and lease losses	12,937	14,254	10,468	5,273
Total noninterest income	1,827	2,245	1,171	1,095
Total noninterest expense	8,921	9,275	8,934	9,720
Income before income taxes	5,843	7,224	2,705	(3,352)
Income tax (benefit) provision	2,140	2,138	800	(991)
Net income allocable to common shareholders	$3,703	$5,086	$1,905	$(2,361)
Per share data-basic:
Net income allocable to common shareholders	$0.16	$0.21	$0.08	$(0.10)
Per share data-diluted:
Net income allocable to common shareholders	$0.16	$0.21	$0.08	$(0.10)

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(Dollars in thousands, except per share data)
Total interest income	$16,277	$16,767	$16,466	$16,167
Total interest expense	3,734	4,024	4,247	4,116
Net interest income	12,543	12,743	12,219	12,051
Provision for loan and lease losses	3,750	2,100	—	3,300
Net interest income after provision for loan and lease losses	8,793	10,643	12,219	8,751
Total noninterest income	1,369	1,342	1,386	1,490
Total noninterest expense	9,790	9,697	9,707	8,983
Income before income taxes	372	2,288	3,898	1,258
Income tax (benefit) provision	(68)	658	1,170	376
Net income allocable to common shareholders	$440	$1,630	$2,728	$882
Per share data-basic:
Net income allocable to common shareholders	$0.02	$0.07	$0.12	$0.04
Per share data-diluted:
Net income allocable to common shareholders	$0.02	$0.07	$0.12	$0.04

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
BOARD OF DIRECTORS

Name of Director	Age	Director Since
James F. Deutsch	65	2018
Brad R. Dinsmore	57	2019
Manish Dutta	45	2019
Shannon F. Eusey	51	2019
Michael P. Hoopis	70	2012
Denis P. Kalscheur	70	2015
Anne McCallion	66	2020
Michele S. Miyakawa	51	2019
David J. Munio	76	2015
Stephen P. Yost	75	2013
Set forth below is information relating to the principal occupations, recent business experience and qualifications of each of our current directors.
James F. Deutsch has served as a member of our Board of Directors since November 2018. Mr. Deutsch has more than 40 years of experience in the banking industry and currently is a partner at Patriot Financial Partners, L.P., a private equity firm focused on investing in community banks, thrifts and financial services- related companies throughout the United States. Prior to joining Patriot Financial Partners in 2011, Mr. Deutsch was one of the founders and served as the President and CEO of Team Capital Bank, a private institution headquartered in Bethlehem, PA. Prior to Team Capital, Mr. Deutsch spent 25 years managing various lending groups including community bank lending, regional lending and national lending programs at Commerce Bancorp, Inc., Brown Brothers Harriman and Summit Bancorp. Mr. Deutsch was also responsible for managing and establishing investment banking, corporate finance, syndication and specialty lending groups at Commerce Bancorp. Mr. Deutsch has served on the boards of many civic and professional organizations during his career including serving as the Chair of The State Theatre, Valley Youth House, The Bethlehem YMCA and the Hugh Moore Historical Parks and Museums. He currently serves on the board of the Minsi Trails Boy Scout Council and the board of Enterprise Financial Services Corp, a public company whose common stock trades on NASDAQ. Mr. Deutsch received his B.S. degree in Finance and his MBA from Lehigh University. Mr. Deutsch was elected to our Board of Directors and nominated for election pursuant to an Investor Rights Agreement with Patriot, which grants Patriot the right to designate one individual for election to our Board of Directors, subject to the terms and conditions of the agreement. We entered into the Investor Rights Agreement with Patriot in connection with Patriot's purchase of 2,169,208 shares of our common stock and 1,467,155 shares of our Series A Preferred Stock from the Carpenter Funds. Mr. Deutsch's more than 40 years in the banking industry, which includes years of experience as an executive officer and in various director positions, brings extensive leadership and community banking experience to our Board, including executive management, risk, credit experience, risk assessment skills and public company expertise. As a Partner of Patriot Financial Partners, he also provides the perspective of a significant investor in the Company.
Brad R. Dinsmore joined Pacific Mercantile Bancorp in September 2019 as President and Chief Executive Officer of the Company and its subsidiary, Pacific Mercantile Bank. Mr. Dinsmore has 32 years of banking experience and most recently served as Corporate Executive Vice President for SunTrust Banks in Atlanta, Georgia. During his tenure at SunTrust, Mr. Dinsmore had responsibility for Consumer Banking, Small Business Banking, Private Wealth Management and Digital Banking. At SunTrust, Mr. Dinsmore was part of the executive leadership team that led the turnaround of one of the largest banks in the United States. Mr. Dinsmore was previously Head of U.S. Retail Banking for Citigroup based out of New York City. Earlier in his career, Mr. Dinsmore served in numerous senior roles at Bank of America including having responsibility for delivering products and services to more than 12 million consumers and businesses in the Western half of the United States. Mr. Dinsmore earned his bachelor's degree in Business Administration from California Polytechnic State University and completed additional studies at the University of Washington's Pacific School of Banking. Mr. Dinsmore's extensive business banking experience and proven leadership abilities are an asset to our Board of Directors.
Manish Dutta has served as a member of our Board of Directors since November 2019. Mr. Dutta is the Co-Founder and since January 2019 has served as the Chief Executive Officer of Alpha Ledger Technologies, a company which leverages distributed ledger technology to connect all people to fundamental positive impact municipal investment opportunities that strengthen communities and improve quality of life. Mr. Dutta has over 22 years of experience in the investment management industry, with a focus on business operations, technology, strategic planning and implementing complex and scalable solutions. Prior to founding Alpha Ledger Technologies, Mr. Dutta spent 20 years with PIMCO where he most recently was a Senior Vice President and Senior Manager, managing various teams of developers, analysts and consultants supporting PIMCO’s global client facing operations, business operations and strategic initiatives for the executive office. Mr. Dutta joined PIMCO as a Senior Developer leading teams and managing platform projects working both domestically and internationally, and steadily rose through the management ranks over time. Prior to joining PIMCO, Mr. Dutta held programmer and developer positions at The Capital Group Companies, Inc. and GDI/Compuflex International, respectively. Mr. Dutta received his Bachelor’s degree in Business Studies from Delhi University, India. Mr. Dutta's strong technology background and expertise within the financial industry adds valuable insight and experience to our Board of Directors.
Shannon F. Eusey has served as a member of our Board of Directors since May 2019. Ms. Eusey is a Co-Founder of Beacon Pointe Advisors, LLC and has served as its Chief Executive Officer and President since 2002. Previously, Ms. Eusey served as Managing Director and Portfolio Manager at Roxbury Capital Management, LLC. She was responsible for the socially responsible investments for several years at Roxbury. She served as Vice Chairman on the Board of Directors for the National Network to End Domestic Violence, as a Trustee for the Friends of the Girl Scouts Council of Orange County, and as a board member of the UCI Athletic Fund. She is a member of Orange County’s Young President Organization, sits on the CNBC Financial Advisors Council, and is part of ScratchWorks - a FinTech accelerator. She graduated from the University of California Irvine where she Played Division I Volleyball. She received her MBA from the University of California, Los Angeles Anderson School of Business. Ms. Eusey's leadership experience in building Beacon Pointe Advisors into a $10 billion registered investment advisory firm brings a unique skill set to our Board of Directors where she provides keen insights into talent management, operations, marketing, business development, and FinTech.
Michael P. Hoopis has served as a member of our Board of Directors since 2012. Since March 2016, Mr. Hoopis is Chief Executive Officer and Founder of 4 Cornrs Business Advisory, LLC, a consulting company focusing on advising businesses, Boards and executives on strategic planning and value creation. Previously, Mr. Hoopis served as President, Chief Executive Officer and a member of the Board of Directors of Targus Group International, Inc. (“Targus Group”), a worldwide leader in the manufacture and marketing of cases and accessories for laptop computers, tablets and e-readers, from 2006 to February 2016. In February 2016, Mr. Hoopis served as President, Chief Executive Officer and a member of the Board of Directors of Targus Cayman Holdco Limited, the ultimate parent of Targus International LLC (“Targus International”), a newly formed operating company for the ongoing Targus assets. Prior to joining Targus Group, Mr. Hoopis served as the President and Chief Executive Officer of Water Pik Technologies, Inc. for seven years and was responsible for overseeing the spin-off and transition of Water Pik from a segment of Allegheny Teledyne to a public company in 1999. Prior to joining Water Pik, Mr. Hoopis held several executive management positions at Black & Decker from 1989 to1998, including President of Worldwide Household Products, Price Pfister, Inc. and Kwikset Corporation. Prior to joining Black & Decker, Mr. Hoopis held several management positions with Beatrice Foods Inc. Mr. Hoopis earned his B.S. degree from the University of Rhode Island. Mr. Hoopis was initially elected to our Board of Directors pursuant to an agreement granting the Carpenter Funds the right to designate three individuals for election to our Board of Directors, which terminated on September 14, 2018. Mr. Hoopis's extensive leadership and managerial experience enables him to provide valuable insights to our Board of Directors into how to manage risk in a business environment.

Denis P. Kalscheur has served as the Chairman of the Board since May 2020 and a member of our Board of Directors since February 2015. Mr. Kalscheur has since April 2020 served as an advisory director for the Board of Directors of ORIX Corporation USA, the wholly-owned privately held subsidiary of ORIX Corporation, including serving as Chairman of its Audit Committee.  From January 2017 to November 2018, he served as a member of the Board of Directors for Avolon Holdings Limited, the third largest commercial jet aircraft leasing company in the world.  From January 2016 to January 2017, Mr. Kalscheur served as Vice Chairman of Aviation Capital Group (“ACG”), a global commercial jet aircraft leasing firm and wholly-owned subsidiary of Pacific Life, a Fortune 500 life insurance enterprise.  He served as ACG’s CEO and a member of ACG's Board of Directors from January 2013 to December 2016. Mr. Kalscheur served as SVP and Treasurer of Pacific Life from 2010 through 2012. Mr. Kalscheur also had significant board roles with College Savings Bank, a New Jersey chartered savings bank and wholly owned subsidiary of Pacific Life, including serving as a Director (2002-2012), Audit Committee Chairman (2003-2007) and Chairman of the Board (2010-2012). Prior to joining Pacific Life, he was a senior insurtech executive and held a number of executive officer roles in the airline and aerospace industry. Mr. Kalscheur served as President and CEO of Elsinore Aerospace, a global aviation engineering and certification, maintenance, modification and quality management company. He served as CFO of U.S. passenger airline AirCal and its parent, ACI Holdings. Mr. Kalscheur also served as VP and Treasurer of Tiger International, a global diversified transportation company and its wholly owned subsidiary The Flying Tiger Line, a global cargo airline. He began his career in commercial banking as a corporate banking officer of both First Wisconsin National Bank and Continental Illinois National Bank and Trust Company of Chicago.  Mr. Kalscheur graduated with an MBA and BBA in finance, investments and banking from the University of Wisconsin-Madison where he is an emeritus member of the Dean's Advisory Board.  Mr. Kalscheur's extensive finance background and his decade of experience as a director of College Savings Bank adds sound industry experience to our Board of Directors.
Anne McCallion has served as a member of our Board of Directors since September 2020. Ms. McCallion has nearly 30 years of experience in the financial services industry, with a focus in the areas of finance and operations. Since 2018, Ms. McCallion has served on the board of PennyMac Financial Services, Inc., a public company whose stock trades on the New York Stock Exchange. She served as PennyMac’s Chief Enterprise Operations Officer from 2017 to 2019 and prior to that served as its Chief Financial Officer from 2009 to 2016, holding similar positions at PennyMac Mortgage Investment Trust. Prior to joining PennyMac, Ms. McCallion served for over 17 years at Bank of America/Countrywide Financial (“BofA”) where she held various finance and operations positions. Prior to her tenure at BofA, Ms. McCallion was an audit senior manager with Deloitte & Touche, and prior to that had been on the technical staff of the Financial Accounting Standards Board. A Certified Public Accountant (Inactive), Ms. McCallion received her Master in Business Administration from Ashland University and received her Bachelor in Science degree with an emphasis in Accounting from Gannon University. We appointed Ms. McCallion to our Board of Directors based on her extensive experience in finance, operations and accounting in the financial services industry. She also qualifies as an "audit committee financial expert" under SEC rules, bringing valuable industry knowledge to the team.
Michele S. Miyakawa has served as a member of our Board of Directors since May 2019. Ms. Miyakawa is a founding member of Moelis & Company, where she has served as a Managing Director since June 2007. At Moelis & Company, Ms. Miyakawa has served in multiple roles including COO of Global Advisory and most recently as Global Head of Human Resources, Head of Investor Relations and Marketing and Communications. Previously, Ms. Miyakawa was an investment banker with UBS, focusing on the technology, media and telecom sectors where she led assignments in merger and acquisition, recapitalization and restructuring, IPOs and capital financing. Prior to UBS, she was an investment banker with Donaldson, Lufkin & Jenrette. She has served as a Director at the Children’s Bureau of Southern California and was a Trustee for the Center for Early Education. Ms. Mikyakawa graduated from The Wharton School at the University of Pennsylvania where she received her Bachelor of Science in Economics, and subsequently obtained her MBA from Harvard University. Ms. Miyakawa has over 25 years of experience in the finance industry as an investment banker and human resources leader, which brings valuable industry and management experience to our Board of Directors.
David J. Munio has served as a member of our Board of Directors since December 2015. Mr. Munio has more than 40 years of experience in the banking industry. After many years in senior executive positions at First Interstate Bank, Mr. Munio's banking career culminated with five years of service as the Chief Credit Officer of Wells Fargo & Company. Following his retirement from Wells Fargo, he served as director and Chairman of the Credit Policy Committee of CapitalSource Bank prior to its merger in 2014 with Pacific Western Bancorp. Mr. Munio joined Wells Fargo in 1996 and served as Executive Vice President and Chief Credit Officer from 2001 until his retirement in 2006. In this role, he was responsible for all credit policy and oversight for the bank, and also served on the board of directors at Wells Fargo Bank, N.A. Mr. Munio joined Wells Fargo as a result of its acquisition of First Interstate Bank in 1996. During his 20-year career at First Interstate Bank, Mr. Munio served in a number of senior management positions including Executive Vice President - Credit Policy and Administration Manager from 1987-1996. Mr. Munio attended the University of California, Los Angeles where he earned an MBA and a Bachelor of Science degree in Business Economics. Mr. Munio's extensive finance background and management experience assist us in understanding the banking environment and will help us better serve our customers.
Stephen P. Yost has served as a member of our Board of Directors since 2013. He established Kestrel Advisors, a consulting firm that focuses on credit risk management for the banking and financial communities following his retirement from Comerica Bank in 2006. During his 40 plus years in banking, the vast majority of Mr. Yost’s career was in credit administration. He was a Regional Chief Credit Officer for Comerica Bank and the Executive in charge of its Special Assets Group for the Western Region. Mr. Yost was the Chief Credit Officer of Imperial Bank prior to its merger with Comerica. He was also a Senior Credit Officer with First Interstate Bank and Mellon Bank, N.A. Mr. Yost is a past director for Heritage Oaks Bancorp and subsidiaries, for Manhattan Bancorp (2006-2015) and subsidiaries, and Mission Community Bancorp (2010-2014). Mr. Yost chairs the directors’ Credit Policy Committee of Pacific Mercantile Bank and is a member of several other standing committees. Mr. Yost holds an MBA from the University of Santa Clara. Due to his extensive knowledge of bank lending and credit issues, Mr. Yost is a valuable addition to the Board and to the Board’s Credit Policy Committee, which is responsible for establishing lending policies, providing oversight of the Bank’s lending and credit functions and approving the larger loans made by the Bank.

EXECUTIVE OFFICERS
    The names of our current executive officers, their ages as of April 6, 2021 and their positions with the Company and the Bank are set forth below.

Name and Age	Positions with the Company and the Bank
Brad R. Dinsmore, 57	President and Chief Executive Officer of the Company and the Bank
Curt A. Christianssen, 60	Executive Vice President and Chief Financial Officer of the Company and the Bank
Robert S. Anderson, 51	Executive Vice President and Chief Credit Officer
Maxwell G. Sinclair, 56	Executive Vice President and Chief Compliance Officer of the Company and the Bank
Sean M. Foley, 56	Executive Vice President and Chief Banking Officer
Philipp Garcia, 46	Executive Vice President and Chief Information Officer
Shamara Vizcarra, 41	Executive Vice President and Head of Operations and Client Experience
Cindy S. Verity, 58	Executive Vice President and Head of Cash Management
Tom Wagner, 62	Executive Vice President, Business Development Officer

Set forth below is additional biographical information regarding our executive officers, other than Mr. Dinsmore, whose biographical information is provided above under “BOARD OF DIRECTORS".
    Curt A. Christianssen joined Pacific Mercantile Bancorp and the Bank as Chief Financial Officer effective January 1, 2015, a role in which he had served on an interim basis since December, 2013. Through October 2018, he also served as Executive Vice President and Chief Financial Officer of the Carpenter Community BancFund, a private equity-funded bank holding company, CCFW, Inc. d/b/a Carpenter & Company, a bank consulting firm, and Seapower Carpenter Capital, Inc., a broker/dealer subsidiary of CCFW. Prior to beginning in the interim role, Mr. Christianssen served in a similar interim role at Manhattan Bancorp and the Bank of Manhattan since 2012.  He had served as Executive Vice President and Chief Financial Officer of the Carpenter Community BancFund since 1999. From 1996 to 1999, Mr. Christianssen served as Chief Financial Officer and Director of Corporate Development for Dartmouth Capital Group and Eldorado Bancshares, Inc. From 1993 until its acquisition in 1996 by Eldorado Bancshares, Mr. Christianssen served as Chief Financial Officer of Liberty National Bank. Mr. Christianssen had previously served as Chief Financial Officer of Olympic National Bank from 1991 to 1993, as Chief Financial Officer of two financial institutions under the control of the Resolution Trust Corporation and as a Senior Management Consultant with the Ernst & Young firm. In addition, Mr. Christianssen served in a variety of financial positions with Continental Ministries and Colorado National Bancshares.
    Robert S. Anderson has served as the Chief Credit Officer since October 2019. Mr. Anderson joined Pacific Mercantile Bank in 2013 as Executive Vice President/Asset Based Lending and was later promoted to Head of Product and Market Development in January 2016 and to Chief Banking Officer in January 2017. During Mr. Anderson’s time at the Bank, he has helped to build our asset-based lending division and has helped to pursue new growth opportunities through the development of new products and services and the entrance into new markets. Prior to joining the Bank, Mr. Anderson spent 17 years with Silicon Valley Bank, where he started his banking career. Mr. Anderson has held various positions at Silicon Valley Bank, most recently overseeing the Orange County office, at which he was responsible for their banking and lending relationships in the technology, life science and clean tech markets.
Maxwell G. Sinclair has served as Executive Vice President and Chief Compliance Officer of the Company and the Bank since January 2011. Prior to joining Pacific Mercantile Bank, Mr. Sinclair served as Vice President/Compliance and BSA Manager at Zions Bancorporation subsidiary California Bank & Trust from December 2005 to January 2011. During his five years at Zions Bancorporation (California Bank & Trust), Mr. Sinclair held various positions in compliance and risk management. Mr. Sinclair also held various positions in management with several other banks in Southern California, Mr. Sinclair has more than 25 years of experience in the banking industry, with most of his years of experience in compliance, audit, bank secrecy act/anti-money laundering and risk management.
Sean M. Foley joined Pacific Mercantile Bank in April 2020 as Executive Vice President and Chief Banking Officer and is responsible for the profitable growth of the Bank's Small Business Administration, Asset Based Lending and Commercial Banking businesses. Mr. Foley has over 30 years of banking experience and most recently served as the Commercial Banking Executive of KeyBank in the state of Washington from 2016 to 2019. Prior to KeyBank, he spent 10 years as Regional President of US Bank's Southern California market, leading the commercial teams while coordinating the bank's overall effort in the community. Mr. Foley earned his Bachelor of Science degree in Accounting and Business from the University of Pittsburgh.

    Philipp Garcia joined Pacific Mercantile Bank in January 2002 and served as Senior Vice President and Chief Information Officer for 15 years before being promoted to Executive Vice President and Chief Information Officer in March 2020. Prior to joining the Bank, Mr. Garcia was a Co-Founder of eFunds Corporation, now part of Fidelity Information Services (FIS), where he served as a Senior Software Engineer and Senior Consultant from 1993 to 2002. Mr. Garcia is a Certified Information Systems Security Professional (CISSP) and an Accredited ACH Professional (AAP).
    Shamara Vizcarra joined Pacific Mercantile Bank in 2015 and after serving multiple Treasury Management leadership roles at the Bank, was promoted in 2020 to Executive Vice President, Head of Operations and Client Experience, where she oversees the Bank's Deposit and Loan Operations, Treasury Management and Customer Services. Prior to joining Pacific Mercantile Bank, Shamara held various positions at community and commercial banks across Southern California, focusing on operations, sales, service, risk management and treasury management.
    Cindy S. Verity has served as Executive Vice President and Head of Cash Management since 2012. Ms. Verity, as Head of Cash Management, is focused on developing a strategy to position products and services to our clients, deployment of a solution-based sales training, client retention through improved product offerings and creation of a roadmap for developing new products that meet our client’s specific needs. Prior to joining Pacific Mercantile Bank, Ms. Verity spent 11 years with Silicon Valley Bank in domestic cash management and global treasury management including Head of Global Treasury Sales.
    Tom Wagner has served as Executive Vice President of Corporate Finance since January 2017. Mr. Wagner joined the Bank in 2013 as Manager of the Bank's Northern Division and was later promoted to Chief Strategy Officer in January 2016. During Mr. Wagner’s tenure with the Bank, he has led the commercial banking team’s Horizon Analytics practice and helped develop strategies, approaches and products to better serve the Bank’s target customers and further differentiate Pacific Mercantile Bank from competitors. Prior to joining the Bank in 2013 Mr. Wagner served in a variety of capacities with Silicon Valley Bank from 1999 through 2011, finally as the Head of Corporate Banking.
CORPORATE GOVERNANCE
The Role of the Board of Directors
In accordance with our Bylaws and California law, the Board of Directors oversees the management of the business and affairs of the Company. The members of the Board also are members of the Board of Directors of the Bank, which accounts for substantially all of the Company’s consolidated operating results. The members of the Board keep informed about our business through discussions with senior management and other officers and managers of the Company and the Bank, by reviewing analyses and reports sent to them by management and outside consultants, and by participating in Board and in Board committee meetings.
During 2020, our Board of Directors held a total of six meetings and each director attended at least 75% of the total number of those meetings and the meetings of the Board committees on which they served during their term of office as a director in 2020. We encourage our directors to attend our annual meeting of shareholders. All of our then-current directors attended our 2020 Annual Meeting of Shareholders.
Board Leadership Structure
Our Board of Directors has chosen to separate the positions of chief executive officer and chairman of our Board of Directors. Our Board of Directors believes that it is advisable to separate the two positions because combining both positions in the same individual might concentrate too much power in the hands of a single executive. Having an independent Chairman of our Board of Directors also facilitates communications and relations between our Board of Directors and the Company’s officers.
Term of Office of Directors
All of our directors are elected to serve for a term of one year and until their respective successors are elected and qualify to serve on the Board. If a vacancy occurs on the Board between annual meetings, the Board may fill the vacancy by electing a new director. The Board may also increase the size of the Board, subject to our Bylaws, and elect a director to hold the newly created vacancy for a term ending at the next annual meeting of shareholders.
Communications with the Board
Shareholders interested in communicating with members of the Board of Directors or the non-management directors as a group may do so by writing to the Chairman of the Board of Directors, c/o Corporate Secretary, Pacific Mercantile Bancorp, 949 South Coast Drive, Third Floor, Costa Mesa, California 92626. The Corporate Secretary will review and forward to the appropriate members of the Board copies of all such correspondence that, in the opinion of the Corporate Secretary, deals with the functions of the Board or its committees or that she otherwise determines requires their attention. Concerns relating to accounting, internal controls or auditing matters will be brought promptly to the attention of the Chairman of the Audit Committee and will be handled in accordance with procedures established by that committee.
Corporate Governance Guidelines
Our Board of Directors has adopted Corporate Governance Guidelines, which provide the framework for the governance of our Company and represent our Board’s current views with respect to selected corporate governance issues considered to be of significant to our shareholders. The Corporate Governance Guidelines direct the actions of our Board of Directors with respect to, among other things, Board composition, director nomination procedures and qualifications, director orientation and continuing education, management succession planning, expectations of our directors, and annual performance evaluations of our Board and committees. A copy of our Corporate Governance Guidelines can be found at the Investor Relations section of our website at www.pmbank.com.
Code of Business and Ethical Conduct
We have adopted a Code of Business and Ethical Conduct for our officers and employees that also includes specific ethical policies and principles that apply to our Chief Executive Officer, Chief Financial Officer, the Bank’s Chief Operating Officer and other key accounting and financial personnel. A copy of our Code of Business and Ethical Conduct can be found at the Investor Relations section of our website at www.pmbank.com. We intend to disclose, to the extent required by the applicable rules of the SEC and Nasdaq, at this location on our website, any amendments to that code and any waivers of the requirements of that code that may be granted to our executive officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions.
Committees of the Board of Directors
The Board has four standing committees: an Audit Committee, a Human Resources and Compensation Committee (the “HR and Compensation Committee”), a Risk and Finance Committee and a Nominating and Governance Committee. Information regarding the current members and the responsibilities of each of those Committees and the respective number of meetings held in 2020 by those Committees is set forth below.
Audit Committee. The members of the Audit Committee are Anne McCallion, its Chairman, and James Deutsch, Manish Dutta, Denis P. Kalscheur, and Stephen P. Yost. All of these individuals are independent directors within the meaning of the Nasdaq listed company rules and meet the enhanced independence requirements for audit committee members contained in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Our Board of Directors has determined that Ms. McCallion and Mr. Kalscheur meet the definition of “audit committee financial expert” as defined in regulations adopted by the SEC and qualifies as financially sophisticated in accordance with Nasdaq’s rules for listed companies. The Audit Committee has a written charter that sets forth the Audit Committee’s responsibilities, which include oversight of the financial reporting process and system of internal accounting controls of the Company, and the appointment and oversight of the independent registered public accounting firm engaged to audit the Company’s financial statements. Our Board of Directors, upon the recommendation of the Audit Committee, approved that charter, a copy of which can be viewed under “Governance” in the Investor Relations section of our website at www.pmbank.com. The Audit Committee held four meetings during 2020. To encourage frank discussion and effective communication of information at those meetings, that Committee meets with our outside accountants without management present, and with members of management without the outside accountants present.
Human Resources and Compensation Committee. This committee is comprised of the following four directors, all of whom are independent (as defined in the applicable Nasdaq listed company rules): Shannon F. Eusey, its Chairman, and James F. Deutsch, Denis Kalscheur, and Michele S. Miyakawa. The HR and Compensation Committee reviews and approves the salaries and the incentive compensation and other benefit plans for our executive officers. In addition, the HR and Compensation Committee evaluates the performance of the Chief Executive Officer and based on this evaluation recommends to the independent members of the Board of Directors for their approval the Chief Executive Officer's compensation levels. The HR and Compensation Committee also administers the granting of options or other equity incentives under our equity incentive plans. Our Board of Directors has adopted a charter setting forth the role and responsibilities of the HR and Compensation Committee. A copy of that charter can be viewed under “Governance” in the Investor Relations section of our website at www.pmbank.com. The HR and Compensation Committee held three meetings in 2020.
The Company’s President and Chief Executive Officer also advises the HR and Compensation Committee on the performance of the other executive officers and their respective contributions to the achievement of Company’s financial objectives and makes recommendations to the HR and Compensation Committee with respect to the compensation to be paid to them. Pursuant to its charter, the HR and Compensation Committee may delegate its authority to subcommittees when appropriate. The HR and Compensation Committee has not delegated, and has no current intention to delegate, any of its authority to any subcommittee.

In 2020, the HR and Compensation Committee engaged Blanchard Consulting Group ("Blanchard") to evaluate the overall design and effectiveness of the Company’s executive, management and commercial annual cash-based incentive plans and to recommend plan design changes accordingly. Additionally, the HR and Compensation Committee engaged Blanchard to gather executive and Board compensation data from a group of peer banks of similar asset sizes that operated in California and Washington. The Blanchard compensation study and the 2020 peer group was used to evaluate and assess the total compensation of the Company's directors, named executive officers and other executive officers in 2020.
Risk and Finance Committee. The members of the Risk and Finance Committee are Michele S. Miyakawa, its Chairman, and James F. Deutsch, Brad R. Dinsmore, Shannon F. Eusey, Michael P. Hoopis, and David J. Munio. The Risk and Finance Committee’s primary responsibilities include oversight of the Company’s (i) enterprise risk management policies and processes, including the identification of enterprise risks and the measures being implemented to mitigate those risks, (ii) compliance management processes, including the process for compliance with applicable bank regulatory requirements, and (iii) technology related processes, cybersecurity and controls. This Committee also exercises oversight of the Bank’s investment portfolio, liquidity, capital policies and related processes and controls and Community Reinvestment Act policies and processes. The Risk and Finance Committee held six meetings in 2020.
Nominating and Governance Committee. The members of the Nominating and Governance Committee are: Denis Kalscheur, its Chairman, Shannon F. Eusey, and Michael P. Hoopis. The Nominating and Governance Committee identifies and screens new candidates for Board membership and oversees the Company’s governance policies and processes. Each of the Committee members is an “independent director” within the meaning of the Nasdaq listed company rules. Our Board of Directors has approved a charter setting forth the responsibilities of the Nominating and Governance Committee. A copy of that charter can be found under “Governance” in the Investor Relations section of our website at www.pmbank.com. The Nominating and Governance Committee held three meetings during 2020.
Annual Board Evaluation Process
    The Nominating and Governance Committee overseas an annual evaluation of the Board's and each Board committee's performance. The Nominating and Governance Committee also conducts an individual director self-assessment process annually in advance of the annual director nomination process.
Role of the Board in Risk Management
The Board’s responsibilities in overseeing the Company’s management and business include oversight of the Company’s key risks and management’s processes and controls to manage them appropriately. Management, in turn, is responsible for the day-to-day management of risk and implementation of appropriate risk management controls and procedures.
The risk of incurring losses on the loans we make is an inherent feature of the banking business and, if not effectively managed, such risks can materially affect our results of operations. As a result, the Board as a whole exercises oversight responsibility over the processes that our management employs to manage those risks. The Board fulfills that oversight responsibility by:
•Monitoring trends in the Company’s loan portfolio and the Company’s allowance for loan and lease losses;
•Establishing internal limits related to the Company’s lending exposure and reviewing and determining whether or not to approve loans in amounts exceeding certain specified limits;
•Reviewing and discussing, at least quarterly and more frequently, if deemed necessary, reports from the Bank’s chief credit officer relating to such matters as (i) risks in the Company’s loan portfolio, (ii) economic conditions or trends that could reasonably be expected to affect (positively or negatively) the performance of the loan portfolio or require increases in the allowance for loan and lease losses and (iii) specific loans that have been classified as “special mention,” “substandard” or “doubtful” and, therefore, require increased attention of management;
•Reviewing, at least quarterly, management’s determination of the allowance for loan and lease losses and any provisions required to be made to replenish or increase that allowance;
•Reviewing management reports regarding collection efforts with respect to non-performing loans; and
•Authorizing the retention and reviewing the reports of external loan review consultants with respect to the risks in and the quality of the loan portfolio.
Although risk oversight permeates many elements of the work of the full Board and its committees, the Audit Committee and the Risk and Finance Committee of the Board have direct and systematic responsibility for overseeing other significant risk management processes.

Audit Committee Oversight Responsibilities. The Audit Committee’s responsibilities in overseeing risk management processes include:
•Oversight of the internal audit function, with the internal auditor reporting directly to the Audit Committee;
•Oversight of the Company’s independent registered public accounting firm; and
•Review of reports from management and the internal auditor regarding the adequacy and effectiveness of various internal controls.
Risk and Finance Committee Oversight Responsibilities. The Risk and Finance Committee’s oversight of risk management processes include the review of policies and guidelines with respect to risk assessment and the processes employed by management in identifying the Company’s major risk exposures and the actions being taken by management to monitor and control such exposures. The Committee also oversees management’s implementation of measures that are designed to minimize to the extent practicable the risks of non-compliance with applicable federal and state banking laws and regulations by, among other things, (i) reviewing with the Bank’s chief compliance officer (who reports directly to the Committee) and consulting with the Bank’s legal counsel with respect to regulatory matters and issues that could have a significant impact on the Company or the Bank or could present emerging areas of risk, and (ii) overseeing regulatory compliance programs. The Committee also reviews significant reports from regulatory agencies relating to risk issues, and management's responses, except to the extent they are subject to the jurisdiction of another committee of the Board pursuant to that committee's charter.
In performing their oversight responsibilities, the Board of Directors and the Audit and Risk and Finance Committees regularly receive reports from management and internal and external auditors, and periodically receive reports from outside consultants, regarding the Company’s enterprise risk management programs, compliance programs, cyber/information security and business continuity programs, and any extraordinary claims or losses.
Our Board of Directors believes that the processes it has established for overseeing risk would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of leadership structure as described under “Board Leadership Structure” above.
Compensation and Risk Management. The Company’s HR and Compensation Committee and Board of Directors have reviewed the Company’s executive and employee compensation practices to analyze whether or not they create improper incentives that would result in a material risk to the Company. Based on this review and analysis, the HR and Compensation Committee and the Board of Directors have determined that none of the Company’s compensation practices for its executive officers or employees is reasonably likely to have a material adverse effect on the Company.
    Anti-Hedging and Pledging Policies. The Company recognizes that hedging, derivative and other speculative transactions by Company insiders could disturb the alignment between shareholders and Company insiders or create other risks involving transactions in the Company's securities. Accordingly, we maintain a policy that limits our directors, executive officers and other Company insiders from engaging in these types of transactions. Specifically, in addition to the prohibition on engaging in short sales by our executive officers and directors under applicable securities laws, we strongly discourage insiders from engaging in short sales or derivative transactions and we require all Company insiders to pre-clear any proposed hedging or monetization transaction. We also prohibit Company insiders from holding Company stock in a margin account or pledging Company stock as collateral for a loan.
Environmental, Social and Governance Practices
    We are committed to excellence in our environmental, social and governance (“ESG”) practices, with our Nominating and Governance Committee assuming primary oversight of our efforts in ESG matters. We regularly assess our practices to ensure we are meeting industry and peer standards and we seek opportunities to enhance the communities where we serve through our efforts to meet our obligations under the Community Reinvestment Act (“CRA”), which includes CRA qualified lending, corporate giving, and employee volunteering. We further look for community enhancement opportunity through development of our staff, participation in the political and public policy process, and environmental sustainability programs.
    We recognize that it is increasingly important for our shareholders, customers, and employees to have a good understanding of our efforts to improve ESG practices. We have included some highlights below to share our ongoing commitments in these areas.
    Community Development Lending. As a financial institution that strives to help more businesses succeed, Pacific Mercantile Bank is an active participant in various community development lending initiatives that aim to help the local communities thrive. The Bank actively seeks opportunities to make loans that provide and maintain affordable housing. The Bank has longstanding partnerships with non-profit organizations such as Accion and Clearinghouse CDFI that provide micro‑loans and lending alternatives to small businesses, entrepreneurs and start-up companies that otherwise may not have access to traditional banking products, as well as assistance in financing affordable housing projects that bring opportunities to underserved communities. In 2020, the Bank originated and purchased multifamily loans of approximately $17 million, which provided approximately 120 affordable housing units in Central and Southern California. Additionally, the Bank has been a Member Bank of the Federal Home Loan Bank of San Francisco (FHLB) since 2011 and, through our participation in FHLB’s Workforce Initiative Subsidy for Homeownership Program (WISH) and Affordable Housing Program (AHP) and partnership with community non-profit organizations, we have helped working families achieve the American Dream of affordable homeownership. These FHLB programs provide matching grants through FHLB members that are used for down payment and closing cost assistance to eligible first-time home buyers. In 2020, the Bank provided AHP-assisted funding grants for three (3) affordable housing units, totaling $67,000. Following the passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) the Bank was quick to provide our support to businesses within and outside our local communities. We launched and actively participated in the Small Business Administration (SBA) Paycheck Protection Program (PPP). The Bank quickly established our PPP loan application process to begin accepting and processing applications on April 3, 2020, the first day of the program’s implementation by the SBA. In 2020, the Bank originated PPP loans of over $291 million, which provided assistance to over 700 businesses and their employees. Additionally, the Bank created a full suite of resources to assist small business PPP applicants with the application process as well as the loan forgiveness process. As the pandemic intensified in 2020, the Bank remained focused on supporting our communities through our lending and banking activities as well as other initiatives discussed below.
    Education Initiatives. As part of its CRA efforts, the Bank strives to provide free financial literacy education that is accessible to those in our communities that need it most. We have a partnership with EVERFI, an online platform that brings invaluable financial literacy lessons to elementary and high school classrooms through interactive games that build healthy financial habits. During the 2019-2020 school year, the Bank sponsored four (4) schools to receive access to EVERFI’s online platform. This relationship resulted in financial literacy education to 165 elementary school and high school learners for a total of 350 total hours of financial literacy. We also offer small business educational resources to those looking to start, or those currently running a small business, which is also provided through our partnership with EVERFI. In addition to our financial literacy outreach, the Bank also supports local non-profit organizations such as Junior Achievement of Orange County, Child Creativity Lab, Youth Employment Service along with many others that provide additional financial, technical, job-readiness and educational services to the local community. The Bank also sponsors and mentors students at the Teen Entrepreneur Academy at Concordia University-Irvine, including scholarships that provide financial assistance for low-income families.
    Giving Programs. One of our core values is to “Make a Difference Every Day.” Although the COVID-19 pandemic limited in-person participation in various programs in which the Bank has participated in 2020, we continued to support this value by encouraging our employees to remain active in serving their community through various Bank-sponsored volunteer events and/or participation on local non-profit boards and committees via virtual event meetings and activities. In 2020, our employees collectively volunteered over 660 hours within Orange and Los Angeles counties, and the surrounding regional area primarily through virtual events. The Bank also believes in giving back by investing in our local non-profit organizations, providing grants and donations for various community outreach initiatives. In 2020, the Bank provided approximately $112,000 in donations to local non-profit organizations, in addition to investments of $11 million in community multifamily housing projects. Additionally, the Bank offers interest on the Lawyers Trust Account (IOLTA) checking accounts to attorneys and law firms that maintain escrow funds for their clients. The interest remitted on these accounts goes directly to the Legal Services Trust Fund Program at the State Bar of California, which provides funding to non-profit organizations providing critical legal services to their communities.
    Diversity and Inclusion. At Pacific Mercantile Bank, we recognize the valuable asset we have in our employees, and we are committed to fostering, cultivating and preserving a culture of diversity and inclusion. We value diversity and respect individual differences. Valuing diversity is about building relationships, being committed to a practice of inclusiveness that views differences as attributes and strengths, and recognizing the talents that diverse individuals bring to the workplace facilitates learning and creates a competitive advantage.
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
•Promoting a diverse and inclusive workforce -We have a policy of equal employment opportunity, prohibiting discrimination and harassment in the workplace on the basis of any protected category under federal or state law. At all levels of our company, we focus on attracting, retaining and developing our diverse talent. Over 50% of our workforce are women with approximately 53% of our workforce being people of color. Additionally, 20% of our Board of Directors are women.
•Recognizing and rewarding performance - From our equal pay for equal work commitment to how we competitively compensate our teammates, we are focused on delivering our pay-for-performance philosophy.
•Supporting employees’ physical, emotional and financial wellness - We are committed to supporting the financial, emotional and physical wellbeing of our employees and their families. Through a range of innovative, industry-leading and flexible programs and benefits including employee assistance programs, we support our employees through everyday challenges-so they can be their best at work and at home. In furtherance of the support for our employees’, the Bank’s culture includes:
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
    Environmental Sustainability. We have invested in environmental sustainability by implementing energy efficiencies internally to reduce carbon emissions and promote sustainable practices in certain of our workplaces. For example, we have chosen to lease our headquarters and branch locations from building management companies that are committed to environmental stewardship. Several of our leased office locations are owned by a property company that is the number one owner of Leadership in Energy & Environmental Design (LEED)-certified buildings, and holds the number one ranking nationwide by the Environmental Protection Agency for energy-efficient buildings. We seek to serve client companies that manufacture and/or distribute energy and resource efficiency solutions. For example, we have several clients that are involved in industries providing LED lighting systems, water filtration systems, materials recycling, and sustainable food products. In addition, we have made loans to finance projects for commercial solar energy installations.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. The SEC requires executive officers, directors and greater than 10% shareholders to furnish to us copies of all Section 16(a) forms they file.
Based solely on our review of these reports and of certifications furnished to us, we believe that, during the fiscal year ended December 31, 2020, all executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except for one late filing on Form 4 that was filed on December 22, 2020, relating to the acquisition of 1,604 shares of common stock by our director Anne McCallion.

ITEM 11.     EXECUTIVE COMPENSATION
Executive Summary
The HR and Compensation Committee establishes and administers the compensation and benefit programs for the "named executive officers", i.e., the persons identified in the Summary Compensation Table below, and other senior executives. The HR and Compensation Committee consists entirely of independent directors. The HR and Compensation Committee carefully establishes the components of the executive compensation programs in light of the goals of attracting and retaining high quality executives and incentivizing behavior that creates long-term shareholder value.
Compensation Paid to Named Executive Officers
The following table provides information regarding the compensation of our Chief Executive Officer and our other two most highly compensated executive officers during 2020 (the "named executive officers").
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)(4)(5)	Total ($)

Brad R. Dinsmore (6)	2020	425,000	141,652	—	—	16,449	583,101
President and Chief Executive Officer	2019	141,667	—	733,000	497,549	5,578	1,377,794
	2018	—	—	—	—	—	—

Curt A. Christianssen(7)	2020	322,500	96,750	—	—	20,771	440,021
Executive Vice President and Chief Financial Officer	2019	316,875	50,000	88,150	—	20,621	475,646
	2018	245,925	88,153	40,620	40,625	20,471	435,794

Sean M. Foley(8)	2020	194,792	50,000	136,400	—	17,246	398,438
Executive Vice President and Chief Banking Officer	2019	—	—	—	—	—	—
	2018	—	—	—	—	—	—

(1)    The amounts reported in this column represent the aggregate grant date fair value of restricted stock awards in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) No. 718-10. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of the Company’s financial statements. For additional information regarding this valuation methodology and the assumptions used to arrive at the estimates, please refer to Note 11, “Stock-Based Employee Compensation Plans” to the Company’s consolidated financial statements included in the Company’s Annual Report to Shareholders for the year ended December 31, 2020.
(2)    The amounts reported in this column represent the aggregate grant date fair values of stock option awards in accordance with FASB ASC No. 718-10. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of the Company’s financial statements. For additional information regarding this valuation methodology and the assumptions used to arrive at the estimates, please refer to Note 11, “Stock-Based Employee Compensation Plans” to the Company’s consolidated financial statements included in the Company’s Annual Report to Shareholders for the year ended December 31, 2020.
(3)    The 2020 amount in this column for Mr. Dinsmore includes a $9,600 car allowance, $6,028 for the employer 401(k) match, and $821 for additional life/accidental death insurance.
(4)    The 2020 amount in this column for Mr. Christianssen includes a $11,400 car allowance, $8,550 for the employer 401(k) match, and $821 for additional life/accidental death insurance.
(5)    The 2020 amount in this column for Mr. Foley includes a $10,625 car allowance, $5,800 for the employer 401(k) match, and $821 for additional life/accidental death insurance.
(6)    Mr. Dinsmore was appointed to the position of President and Chief Executive Officer of the Company and the Bank on September 3, 2019.
(7)    Mr. Christianssen also served as the Chief Financial Officer of CCFW, Inc., an entity that was affiliated with us and controlled by the Carpenter Funds through October 2018. We were reimbursed by CCFW, Inc. for the costs of the services provided by Mr. Christianssen to it, as Mr. Christianssen is solely employed and compensated by us, thus his reported salary is net of this reimbursement amount for 2018.
(8)    Mr. Foley was appointed to the position of Chief Banking Officer of the Company on April 16, 2020.

Grants of Plan Based Awards for period ending December 31, 2020
The following table provides information regarding the restricted stock and stock option awards that were granted to our named executive officers in 2020. Mr. Dinsmore and Mr. Christianssen did not receive restricted stock or stock option awards in 2020.

Name	Grant Date	Award Type	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Sean M. Foley	5/20/2020	Restricted Stock Award	20,000	—	$3.46	$69,200

Outstanding Equity Awards at Fiscal Year-End
The following table provides information regarding the outstanding equity awards held by each of our named executive officers as of December 31, 2020, including the vesting dates for the portions of these awards that had not vested as of that date.

	Option Awards					Stock Awards
Name	Number of Shares Underlying Unexercised Options (#) - Exercisable	Number of Shares Underlying Unexercised Options (#) - Unexercisable		Option Exercise Price ($)	Option Expiration Dates	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Brad R. Dinsmore	50,000	200,000	(3)	7.33	9/3/2029	75,000	(4)	385,500

Curt A. Christianssen	—	—		—	2/20/2029	6,739	(2)	34,638
	9,701	4,851	(1)	8.15	2/21/2028	1,661	(1)	8,538
	7,778	—		6.77	2/16/2026
	7,855	—		7.09	3/6/2025

Sean M. Foley	—	—		—	5/20/2023	20,000	(5)	102,800
______________________
(1)    Stock options and stock awards vest at a rate of 33.333% per year, until fully vested on February 21, 2021.
(2)    Stock options and stock awards vest at a rate of 33.333% per year, until fully vested on February 20, 2022.
(3)    Stock options vest at a rate of 20.0% per year, until fully vested on September 3, 2024.
(4)    25.0% of Mr. Dinsmore's stock units will vest on September 3, 2020, the remaining 75.0% will vest on September 3, 2022.
(5)    Stock options and stock awards vest at a rate of 33.333% per year, until fully vested on May 20, 2023.
Option Exercises and Stock Vested
    The following table provides information regarding the options exercised and stock vested for each of our named executive officers during the fiscal year ended December 31, 2020.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Brad R. Dinsmore	—	—	25,000	92,500

Curt A. Christianssen	—	—	5,032	34,990

Sean M. Foley	—	—	—	—
Defined Contribution Plan
As part of our overall compensation program, we provide all full-time employees, including our named executive officers, with the opportunity to participate in a defined contribution 401(k) plan. Our 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code so that employee contributions and income earned on such contributions are not taxable to employees until withdrawn. Employees may elect to defer a portion of their eligible compensation not to exceed the statutorily prescribed annual limit in the form of elective deferral contributions to our 401(k) plan. Our 401(k) plan also has a “catch-up contribution” feature for employees aged 50 or older (including those who qualify as “highly compensated” employees) who can defer amounts over the statutory limit that applies to all other employees. We also provide matching contributions of up to $0.50 per $1.00 of participant deferral up to a maximum per participant deferral amount equivalent to 6% of eligible compensation, with a maximum matching contribution of 3% of eligible compensation per participant per plan year. Our employees are allowed to participate in the 401(k) and to receive employer matching contributions on the first day of the calendar quarter following 90 days of employment. Participants are always vested in their personal contributions to the 401(k) plan, and company-matching contributions under the plan vest at a rate of 20% per year of service in which they work 1,000 or more hours.
Except as described above with respect to our 401(k) plan and with respect to a nonqualified retirement plan maintained for a former employee, we do not currently maintain any additional retirement plans, tax-qualified or nonqualified, for our executives or other employees.
Potential Payments upon Termination or Change in Control
    For our named executive officers, the following section describes the benefits that may become payable to these named executive officers in connection with a termination of their employment with us, including a termination in connection with or following a change in control. These benefits are provided under the named executive officers’ employment agreements or under the Change in Control Severance Plan as applicable in the circumstances-- executives are not entitled to receive severance benefits under both arrangements under any circumstances. All of the benefits described below would be provided by us.
Severance Benefits—Employment Agreements.
    Each named executive officer, other than Mr. Foley, is party to an employment agreement with us. Under the terms of the employment agreement with Mr. Christianssen, in the event that Mr. Christianssen’s employment is terminated by us without cause or by him for “good reason,” Mr. Christianssen would be entitled to receive a lump sum payment equal to eighteen months of his base salary. Under the terms of the employment agreement with Mr. Dinsmore, in the event that Mr. Dinsmore’s employment is terminated by us without cause or by him for “good reason,” Mr. Dinsmore would be entitled to receive a lump sum payment equal to twenty-four months of his base salary. In the event that any such named executive officer’s employment is terminated by us due to a permanent disability, each such executive will be entitled to compensation until the date of such termination.
    Each named executive officer’s receipt of the severance benefits described above is subject to the executive’s execution of an effective general release of claims, and to the executive’s compliance with the restrictive covenants contained in the executive’s employment agreement. The severance benefits payable under each such named executive officer’s employment agreement are also subject to reduction or “cut back” to the extent the benefits would result in the payment of a parachute payment within the meaning of Section 280G of the Code.
Good Reason under the employment agreements is generally defined to mean either (1) a material diminution in the executive’s title, duties, responsibilities or, in some cases, authorities, (2) a material failure by us to provide the compensation and benefits provided under the employment agreement, (3) a material breach by us of any material terms of the employment agreement, or (4) a required relocation of the executive’s principal place of employment, subject in each case to our right to a 30-day cure period.
Severance Benefits—Change in Control Severance Plan.
Each named executive officer, other than Mr. Dinsmore, is a participant in the Change in Control Severance Plan. A participating named executive officer will be eligible for benefits under the Change in Control Severance Plan if the executive’s employment is terminated by us without cause or by the executive for “good reason” during the period (a) commencing on the earlier of (i) the occurrence of a change in control and (ii) public announcement of an intended or anticipated change in control, provided that such change in control actually occurs; and (b) ending on the date one year following a change in control. The benefits under the Change in Control Severance Plan will include: (i) a lump sum cash payment equal to the executive’s monthly base salary multiplied by the “change in control benefits period” (as such term is defined in the Change in Control Severance Plan); (ii) a lump sum cash payment of a prorated annual bonus for the Change in Control Severance Plan year in which the termination occurs; (iii) a lump sum cash payment equal to the value of the executive’s monthly welfare benefits multiplied by the lesser of the change in control benefits period and 12 months; and (iv) certain outplacement services. The cash severance benefits are to be paid on the first regular payroll period following the sixtieth day after the effective date of the executive’s termination of employment.
Each participating named executive officer’s receipt of the severance benefits described above is subject to the executive’s execution of an effective general release of claims. The severance benefits payable under the Change in Control Severance Plan are subject to reduction or “cut back” to the extent the benefits would result in the payment of a parachute payment within the meaning of Section 280G of the Code.
Each participant in the Change in Control Severance Plan is required to execute a Participation Agreement under the Change in Control Severance Plan, pursuant to which he or she will acknowledge and agree, among other things, (i) to certain confidentiality and non-solicitation requirements; and (ii) that the Change in Control Severance Plan supersedes entirely any prior agreement, arrangement, plan or program (including, without limitation, the severance payments under the employment agreements described above) for the payment of severance, change in control, salary continuation or the provision of other benefits in connection with a change in control. Payment of the severance benefits under the Change in Control Severance Plan is subject to the executive’s compliance with all applicable restrictive covenants.
Modifications or amendments to, or termination of, the Change in Control Severance Plan can occur only in writing through official action of the Board or the HR and Compensation Committee, or a designee of either. Any modifications or amendments to the Change in Control Severance Plan that adversely affect rights of participants in the Change in Control Severance Plan will not be effective until one year following the adoption of such modification or amendment. Following a change in control, the Change in Control Severance Plan cannot be modified, amended or terminated, or the eligibility of a participant revoked for one year following such change in control.
Good Reason under the Change in Control Severance Plan is generally defined to mean either (1) a change in position that results in a material reduction in the executive’s duties, responsibilities or authorities, (2) a reduction in base salary of more than 10%, or (3) a required relocation of the executive’s principal place of employment, subject in each case to our right to a 30-day cure period.
Estimated Amount of Potential Payments Upon Termination or Change in Control
    The table below summarizes the potential benefits that would become payable to each of our named executive officers as of December 31, 2020 under their employment agreements and the Change in Control Severance Plan, as applicable. The table below also reflects the value of outstanding unvested stock option and stock awards that would vest in connection with a change in control.

Executive	Cash Severance Payment ($)	Equity Acceleration ($)	Continued Benefits ($)	Outplacement ($) (1)
Brad R. Dinsmore
Involuntary Termination	$850,000	$—	$—	$—
Involuntary Termination in Connection with Change in Control	$874,960	$385,500	$—	$—

Curt A. Christianssen
Involuntary Termination	$322,500	$—	$—	$—
Involuntary Termination in Connection with Change in Control	$502,470	$43,176	$—	$20,000

Sean M. Foley
Involuntary Termination	$275,000	$—	$—	$—
Involuntary Termination in Connection with Change in Control	$431,220	$102,800	$—	$20,000
(1)    Represents an assumed cost of the outplacement benefits.

Executive Compensation Philosophy
    In 2013, based on the recommendations of the HR and Compensation Committee’s independent compensation consultant, we adopted a comprehensive Executive Compensation Philosophy statement. Decisions regarding total compensation program design, as well as individual pay decisions and adjustments, are made in the context of the Executive Compensation Philosophy. The compensation philosophy is reviewed and approved annually by the HR and Compensation Committee.
    The key features of our Executive Compensation Philosophy are summarized below.
Compensation Objectives
    We have determined that it is a critical function of the organization to attract and retain highly qualified executives to the Bank. It is also important that our executive compensation program is designed to motivate and reward these executives for high levels of performance that contribute to long-term shareholder value. Compensation plans are designed to provide total compensation and benefit programs that are competitive with the market and motivate executives to achieve long-term value creation for our shareholders.
    Our Executive Compensation Philosophy specifies our policy and targeted positioning with respect to each specific element of our executive compensation program in order to ensure that each compensation component, and the overall program itself, is appropriately designed to achieve our compensation objectives.

Base Salary
     We target executive salaries in the range of the median or 50th percentile to the 65th percentile of the competitive market. Based upon executive experience, the actual salaries compared to market will vary for individual officers. For executives that are relatively inexperienced, salaries may be below the 50th percentile of the market. As an executive becomes fully acclimated to his/her position, the salary level should be in the range of the 50th to the 65th percentiles. Individual salary determinations are made based on the individual qualifications, experience and performance of the individual executives and value of the position to the organization.
Cash/Short-Term Incentives
    The Company has determined that the executive officers should have a portion of their total compensation package at risk and available through an annual cash incentive program. Rewarding the executives who are directly responsible for the performance of the Company is the goal of the annual cash incentive program. The annual award levels should be contingent on meeting predefined corporate, business unit and individual goals. The Company has determined that a portion of each executive’s total compensation opportunity should be tied to individual performance as well as company results, although bonus opportunities for our most senior executives may be 100% tied to company results in recognition of the fact that the individual performance of these executives has a more direct effect on Company performance than less senior executives.
Cash Compensation
    The combination of salary plus the annual cash incentive makes up cash compensation. As a result of annual expectations, the Company targets cash compensation at the 50th to 75th percentiles of the market for expected results. For maximum/high performance, the Company targets annual cash compensation at or above the 75th percentile of the market, while for below target performance, the Company expects that annual cash compensation would more closely approximate the 25th percentile of the market.
Equity/Long-Term Incentives
    We have determined that executive officers should have the opportunity to have a portion of their total compensation opportunity linked to long-term goals and delivering increasing shareholder value. The Company, therefore, provides executive officers with the opportunity to receive annual stock-based awards contingent upon individual performance and company results in the preceding calendar year. No stock-based awards were granted in 2020 based upon our performance in 2019, though we granted an equity award to Mr. Foley in connection with his appointment as Executive Vice President and Chief Banking Officer. In 2021, each of the named executive officers received a grant of stock-based awards as a result of our performance in 2020.
Total Compensation
    The Company targets total compensation at the 50th to 75th percentile of the market for expected results. For maximum/high performance, we target total compensation at or above the 75th percentile of the market, while for below target performance, the Company expects that total compensation would more closely approximate the 25th to 50th percentile of the market.
Other Compensation Programs
    It is our intention to assist our executives with meeting their retirement income, health care, survivor income, disability income, time-off and other needs through competitive, cost-effective, company-sponsored programs. The Company provides executive officers with competitive compensation programs to prepare for retirement and assist in wealth accumulation. These programs may vary by executive and be influenced by tenure, performance and position. The goal of the Company is to provide executives with a total compensation package that is competitive with the market, and encourages executives to remain with the organization and help to drive the Company to high levels of performance.
Process for Making Compensation Decisions
Role of the HR and Compensation Committee
    The Board of Directors of the Company has delegated to the HR and Compensation Committee responsibility for a range of compensation and benefit issues with the intent to assure the effectiveness of our compensation plans, policies and programs consistent with the strategic objectives of the Bank and shareholder interests. Each of the members of the HR and Compensation Committee is an independent director under applicable Nasdaq rules.
    Consistent with our Executive Compensation Philosophy, the principal responsibility of the HR and Compensation Committee in compensating executives, officers and employees is to attract and retain highly qualified executives and employees and align their incentives with the strategic plan of the Company and with actions that will enhance long-term shareholder value.

Executive Compensation Components
    For the fiscal year ended December 31, 2020, the principal components of compensation for the named executive officers and executive management were: i) base salary, ii) performance-based incentive bonuses, iii) equity award opportunity, and iv) perquisites and retirement benefits. The Company's policies and practices for each of the principal compensation components are explained in the following paragraphs.
Base Salary
    We pay each named executive officer a base salary to provide each executive with a minimum, fixed level of cash compensation. Base salary is established pursuant to the principles of our Executive Compensation Philosophy described above.
Mr. Dinsmore's annual base salary was increased from $425,000 to $450,000 effective February 1, 2021 in connection with the HR and Compensation Committee's review of the market study provided by our compensation consultants.
Mr. Christianssen's annual base salary was increased from $322,500 to $340,000 effective February 1, 2021 in connection with the HR and Compensation Committee's review of the market study provided by our compensation consultants.
Mr. Foley's base salary was established at $275,000 effective as of his hire date of April 16, 2020.
Performance-Based Bonus
    Each of our named executive officers were eligible to earn an annual incentive bonus for 2020. The targeted amount of each executive’s annual cash bonus opportunity was established pursuant to the principles of our Executive Compensation Philosophy described above.
The following table illustrates each executive’s bonus opportunity for 2020:

Name	Target Bonus (% of Salary)	Target Bonus ($)	Maximum Bonus (% of Salary)	Maximum Bonus ($)
Brad R. Dinsmore	33%	141,653	50%	212,500

Curt A. Christianssen	30%	96,750	45%	145,125

Sean M. Foley (1)	35%	68,177	50%	97,396
    (1) Mr. Foley's bonus was calculated as a percentage of his prorated salary according to his hire date of April 16, 2020.
Under our annual incentive plan design, the HR and Compensation Committee selected the following primary criteria to evaluate executive incentive performance in 2020: (1) net income of the Bank, (2) return on average assets ("ROAA") of the Bank, (3) efficiency ratio of the Bank, and (4) number of operating companies that are customers of the Bank. Each of the criteria was weighted based on the executive’s job responsibilities, and for each measure, threshold, target and maximum payout levels were established. The following table illustrates the weighting for each named executive officer:

Name	Net Income	ROAA	Efficiency Ratio	Operating Companies
Brad R. Dinsmore	50%	25%	25%	—%
				—%
Curt A. Christianssen	50%	25%	25%	—%

Sean M. Foley	50%	25%	—%	25%

Net income of the Bank was included as the most heavily weighted performance measure for each named executive officer because the HR and Compensation Committee wanted to incentivize the entire team to drive improvements in our net income, which we believe will ultimately drive shareholder value creation. In addition to the established goals, any payout under our annual incentive plan design was overall contingent upon the Company's satisfactory regulatory ratings and the Compensation Committee also retained the discretion to adjust the final payouts based on any other factors that it determined to be appropriate based on either the Company or individual performance during the year.
The Bank’s net income for the 2020 calendar year was $10.0 million, which was below the target performance level of $11.7 million, but above the threshold level of $9.4 million, and reflected our increased profitability during 2020.
The other performance measures were less heavily weighted for each named executive officer, and the HR and Compensation Committee assigned different weightings for each named executive officer in order to create appropriate individually tailored incentives for each of the executives to execute on our business plan and create shareholder value. The Bank did not meet the ROAA target performance level of 0.82%, but exceeded the efficiency ratio target performance level of

60.63% and the efficiency ratio max performance level of 64.8%. The individual goals for the named executive officers varied by executive and focused on strategic performance objectives associated with each executive’s position and responsibilities.
    The following table illustrates the amounts for each performance measure for the 2020 bonus payment for each executive:

Name	Net Income	ROAA	Efficiency Ratio	Operating Companies	Total
Brad R. Dinsmore	$43,882	$—	$53,125	$—	$97,007

Curt A. Christianssen	$29,967	$—	$36,281	$—	$66,248

Sean M. Foley	$22,970	$—	$—	$17,044	$40,014

As shown in the table, each named executive officer's actual bonus payment was below the executive's target bonus amount with differences in the executive payouts driven by the individually tailored weightings for the performance measures and discretionary payments made by the Compensation Committee. We believe this result is consistent with our objective of paying for performance and rewarding the executives for actions that contribute to long-term value creation for our shareholders.
Equity Awards
    Equity awards are granted to allow executives to share in the growth and prosperity of the Company, to incentivize executives to increase shareholder value, to reward and retain executives over the long term and to maintain competitive levels of total compensation. The 2010 Equity Incentive Plan and the 2019 Equity Incentive Plan allow the Company to offer multiple equity vehicles as incentives, including options, restricted stock, and stock appreciation rights. Executives may be awarded a blend of equity incentives.
    Pursuant to the principles of our Executive Compensation Philosophy, equity award grants for the executive officers in any calendar year are contingent upon individual performance and company results in the preceding calendar year. The HR and Compensation Committee believes that equity grants should not automatically be granted to the executive officers each year, and instead believes that equity awards should only be granted to the executive officers if the awards have become earned based on performance in the prior year. As with our annual bonus payments, we believe this approach is consistent with our objective of paying for performance and rewarding the executives for actions that contribute to long-term value creation for our shareholders. No stock-based awards were granted in 2020 or 2021.
    Restricted stock awards are included as part of our long-term equity awards to provide an equity incentive linked to the value realized by our shareholders that becomes earned based on the executive’s continued employment with us. Each executive’s 2018, 2019, and 2020 restricted stock awards becomes vested in equal annual installments over a period of three years, in order to reinforce the long-term nature of the awards.
    In the past, option awards were included as part of our long-term equity awards to create an incentive for the executives to create and preserve long-term shareholder value, as the options will only have value if our share price increases following the grant date. Like the restricted stock awards, each executive’s 2018 option award becomes vested in equal annual installments over a period of three years, in order to reinforce the long-term nature of the awards. No option awards were granted during 2019 or 2020.

Director Compensation
The following table sets forth the total compensation received by each of the Company’s non-management directors for their service on the Board and Board committees in 2020. The compensation paid to Mr. Dinsmore is presented in the Summary Compensation Table" and accompanying disclosure above. Mr. Dinsmore is not entitled to receive additional compensation for his service as a director.

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Total ($)	Stock Awards Outstanding as of 12/31/20 (#)

Edward J. Carpenter	$24,792	$19,781	$—	$44,573	—
James F. Deutsch	$60,000	$—	$—	$60,000	—
Manish Dutta	$42,000	$1,963	$—	$43,963	2,575
Shannon F. Eusey	$42,000	$4,814	$—	$46,814	2,575
Michael P. Hoopis	$43,750	$14,985	$—	$58,735	2,682
Denis P. Kalscheur	$59,208	$16,784	$—	$75,992	4,268
Anne McCallion	$14,000	$—	$—	$14,000	1,604
Michele S. Miyakawa	$42,000	$4,814	$—	$46,814	2,575
David J. Munio	$43,750	$14,985	$—	$58,735	2,682
Stephen P. Yost	$49,000	$16,784	$—	$65,784	3,004
______________________
(1)    The amounts reported in this column represent the aggregate grant date fair value of stock awards in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) No. 718-10. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of the Company's financial statements. For additional information regarding this valuation methodology and the assumptions used to arrive at the estimates, please refer to Note 11, “Stock-Based Employee Compensation Plans” to the Company's consolidated financial statements included in the Company's Annual Report to the Shareholders for the year ended December 31, 2020.
(2)    As of December 31, 2020, no non-employee director held any stock options.
In 2020, the Chairman of the Board of Directors received a monthly retainer of $7,916. The other directors who also served as directors of the Bank and as Chairman of either the Audit Committee or the Credit Policy Committee received a monthly retainer of $5,833. The other directors who also served as directors of the Bank and as Chairman of either the Nominating and Governance Committee, Finance and Risk Committee or HR and Compensation Committee received a monthly retainer of $5,208. Any member of the Company’s Board of Directors who was also a member of the Bank’s Board of Directors, but did not serve as a Chairman of any committee received a monthly retainer of $5,000. The amounts above represent the annual retainer paid to each director and was paid at a rate of 70% in cash on a monthly basis and 30% in shares of the Company's common stock pursuant to a written restricted stock agreement, with the exception of Mr. Deutsch who as a representative of Patriot receives 100% of the retainer in cash.
Non-management directors are, from time to time, granted stock options pursuant to the Company’s shareholder-approved equity incentive plans. No non-management directors were granted stock options in 2020.
Management directors do not receive any fees or other compensation for service as members of the Boards of Directors of the Company or the Bank.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information relating to the number of shares of our common stock that were exercisable pursuant to, and the weighted average exercise price of, the options that were outstanding under our employee stock incentive plans as of December 31, 2020. All of the plans were approved by the Company’s shareholders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	589,587	$7.01	1,322,255
______________________
(1)    Except for restricted stock awards and restricted stock units (which are not required to be reflected in this table), the only equity incentives granted under the plans have been stock options, each of which was granted at an exercise price equal to 100% of the closing price of the Company’s shares on the date of grant.
(2)    These shares may be used for any types of awards authorized under our 2019 Incentive Plan. The authority to grant new equity awards under our 2004, 2008 and 2010 Equity Plans has terminated.

Beneficial Ownership
Set forth below is certain information, as of March 25, 2021 (except where another date is indicated), regarding the shares of our common stock that were owned, beneficially by (i) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of any class of our voting securities; (ii) each of our current directors and each nominee standing for election to our Board of Directors at the Annual Meeting; (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, we believe that the shareholders listed have sole voting and investment power with respect to all shares, subject to applicable community property laws.
As of March 25, 2021, there were outstanding 22,320,230 shares of common stock.
Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Pacific Mercantile Bancorp, 949 South Coast Drive, Third Floor, Costa Mesa, California 92626.

Name	Number of Shares Owned Beneficially(1)		Percent of Outstanding Common Stock(2)

Patriot Financial Partners III, L.P.	2,515,308	(3)	11.3%
Four Radnor Corporate Center, 100 Matsonford Rd, Suite 210, Radnor, PA 19087
Fourthstone LLC	2,360,503	(4)	10.6%
13476 Clayton Road, St Louis, MO 63131
Endeavour Capital Advisors Inc. and affiliates	2,083,844	(5)	9.3%
410 Greenwich Avenue, Greenwich, CT 06830
EJF Capital LLC and affiliates	1,603,251	(6)	7.2%
2107 Wilson Boulevard, Suite 410, Arlington, VA 22201
FJ Capital Management LLC	1,554,059	(7)	7.0%
1313 Dolley Madison Blvd, Ste 306, McLean, VA 22101
The Banc Funds Company, LLC	1,407,512	(8)	6.3%
20 North Wacker Drive, Suite 3300, Chicago, IL 60606
James F. Deutsch	—	(3)	*
Brad R. Dinsmore	184,205	(9)	*
Manish Dutta	5,694		*
Shannon F. Eusey	6,571		*
Michael P. Hoopis	16,969		*
Denis P. Kalscheur	21,045		*
Anne McCallion	4,299		*
Michele S. Miyakawa	6,571		*
David J. Munio	14,757		*
Stephen P. Yost	28,189		*
Curt A. Christianssen	154,595	(9)	*
Sean M. Foley	27,784		*
All directors and executive officers as a group (18 persons)	996,635	(10)	4.4%
___________________________
*    Represents less than 1% of the shares outstanding as of March 25, 2021.
(1)    Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”). Under those rules and for purposes of the table above (i) if a person has decision making power over either the voting or the disposition of any shares, that person is generally deemed to be a beneficial owner of those shares; and (ii) if two or more persons have decision making power over either the voting or the disposition of any shares, they will be deemed to share beneficial ownership of those shares. In addition, a person is deemed to own beneficially shares of common stock which that person was able to acquire on March 25, 2021 or will become entitled to acquire at any time within 60 days thereafter, on conversion of convertible securities or on exercise of options outstanding under our equity incentive plans, and those shares of common stock will be deemed to be outstanding for purposes of computing the percentage of the outstanding shares that are beneficially owned by that person (but not for purposes of computing the percentage of the outstanding shares that are beneficially owned by any other person).
(2)    Percentage ownership is based on 22,320,230 shares of common stock deemed to be outstanding as of March 25, 2021.
(3)    According to a report filed with the SEC on August 12, 2020, Patriot, Patriot Financial Partners GP III, L.P. (“Patriot III GP”), Patriot Financial Partners GP III, LLC (“Patriot III LLC”), James F. Deutsch, James J. Lynch and W. Kirk Wycoff may be deemed to share beneficial ownership of these shares. Patriot III GP is the general partner of Patriot and Patriot III LLC is the general partner of Patriot III GP. Mr. Deutsch, Mr. Wycoff and Mr. Lynch serve as general partners of Patriot Fund III and Patriot III GP, members of Patriot III LLC, and members of the investment committee of Patriot Fund III. Patriot III GP, Patriot III LLC, Mr. Deutsch, Mr. Lynch and Mr. Wycoff, have disclaimed beneficial ownership of the common stock owned by Patriot, except to the extent of its or his pecuniary interest therein. Excludes 1,467,155 shares of non-voting common stock owned by Patriot. Because the parties do not presently and will not within the next 60 days, have the right to acquire such common stock or have voting or investment power over such common stock, those underlying shares are not included in the parties’ beneficial ownership.
(4)    According to a report filed with the SEC on February 17, 2021, as of December 31, 2020, Fourthstone LLC holds shared voting and dispositive power with respect to all 2,360,803 shares of these shares, Fourthstone Master Opportunity Fund Ltd holds shared and dispositive power with respect to 1,592,244 of these shares, Fourthstone GP LLC holds shared voting and dispositive power with respect to 714,184 of these shares, Fourthstone QP Opportunity Fund LP holds shared voting and dispositive power with respect to 652,152 of these shares, and Fourthston Small-Cap Financials Fund LP holds shared voting and dispositive power with respect to 62,032 of these shares.
(5)    According to a report filed with the SEC on February 16, 2021, as of December 31, 2020, Endeavour Capital Advisors Inc., Laurence M. Austin, Mitchell J. Katz, and Jonah Marcus share voting and dispositive power with respect to all 2,083,844 of these shares and Endeavour Regional Bank Opportunities Fund II L.P. shares voting and dispositive power with respect to 1,190,227 of these shares.
(6)    According to a report filed with the SEC on September 20, 2018, as of that date, EJF Capital LLC and Emanuel J. Friedman holds shared voting and dispositive power with respect to all 1,603,251 of these shares, EJF Sidecar Fund, Series LLC - Series E holds shared voting and dispositive power with respect to 978,251 of these shares, and EJF Sidecar Fund, Series LLC - Small Financial Equities Series holds shared voting and dispositive power with respect to 625,000 of these shares.
(7)    According to a report filed with the SEC on March 29, 2021, as of March 24, 2021, FJ Capital Managment LLC and Martin Friedman hold shared voting and dispositive power with respect to all 1,554,059 of these shares, Financial Opportunity Fund LLC holds shared voting and dispositive power with respect to 1,345,290 of these shares, and Financial Opportunity Fund Long/Short Fund LLC holds shared voting and dispositive power with respect to 65,322 of these shares.
(8)    According to a report filed with the SEC on February 16, 2021, as of December 31, 2020, BancFund X LP holds sole voting and sole dispositive power with respect to 612,318 shares and BancFund IX LP holds sole voting and sole dispositive power with respect to 795,194 shares.
(9)    Includes the following numbers of shares which may be purchased on exercise of stock options that were exercisable on or will become exercisable within 60 days of March 25, 2021: Mr. Dinsmore - 50,000 shares; and Mr. Christianssen - 30,185 shares.
(10)    Includes 339,962 shares of common stock which may be purchased on exercise of stock options that were exercisable on or will become exercisable within 60 days of March 25, 2021; but excludes the shares of common stock as to which directors or officers have disclaimed beneficial ownership, as described in the above footnotes.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions
Our Board of Directors has adopted a written Related Party Transactions Policy.  The purpose of the policy is to describe the procedures used to identify, review, approve and disclose, if necessary, any transaction occurring since the beginning of our last fiscal year, or any currently proposed transaction, involving the Company where the amount involved exceeds $120,000 and in which any of the following persons had or will have a direct or indirect material interest:  (i) a director or director nominee; (ii) an executive officer; (iii) a person known by the Company to be the beneficial owner of more than 5% of the Company’s common stock; or (iv) a person known by the Company to be an immediate family member of any of the foregoing.  Each such transaction is referred to as a “Related Party Transaction.”
    Under the policy, each of our directors and executive officers is required to inform the Corporate Secretary of any potential Related Party Transaction.  In addition, on an annual basis, each director and executive officer completes a questionnaire designed to elicit information about any potential Related Party Transactions.  Once a transaction has been identified and is determined to constitute a Related Party Transaction, the Nominating and Governance Committee will be provided with details regarding the transaction, including the terms of the transaction, the business purpose of the transaction and the benefit of the transaction to the Company and the relevant related party.  The Nominating and Governance Committee is then required to review the transaction to determine whether it should be permitted or prohibited. In making its determination, the Nominating and Governance Committee will consider all relevant factors, including but not limited to (i) whether the terms of the Related Party Transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a related party, (ii) whether there are business reasons for the Company to enter into the Related Party Transaction, (iii) whether the Related Party Transaction would impair the independence of an outside director, and (iii) whether the Related Party Transaction would present an improper conflict of interest for any director or executive officer of the Company. Any member of the Nominating and Governance Committee that has an interest in a Related Party Transaction will abstain from voting on approval of the transaction but, if requested, may participate in the committee’s discussions regarding the transaction.
    There were no related party transactions during the year ended December 31, 2020.
Director and Committee Independence
The Board has determined that each of our current directors Deutsch, Dutta, Eusey, Hoopis, Kalscheur, McCallion, Miyakawa, Munio and Yost are independent under the definition of independence set forth in the listed company rules of the Nasdaq Stock Market LLC (“Nasdaq”). Mr. Dinsmore is not an independent director because he is currently an executive officer of the Company. In reaching these conclusions, the Board determined that there are no relationships between the Company or the Bank and any of the non-management directors who were determined to be independent that would interfere with the exercise of such director's independent judgment in carrying out the responsibilities of a director.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
RSM has served as the Company’s independent registered public accountants since 2014, and, in that capacity, audited the Company’s consolidated financial statements, for the fiscal years ended December 31, 2020, 2019, and 2018.
Audit and Non-Audit Services Pre-Approval Policy
The Audit Committee’s Charter provides that the Audit Committee must pre-approve all audit and non-audit services to be performed by the Company’s independent registered public accounting firm. In accordance with that requirement, the Audit Committee pre-approved the engagement of RSM pursuant to which it provided the services described below for the fiscal years ended December 31, 2020 and 2019.
In addition, one-hundred percent (100%) of audit and non-audit services performed by RSM in fiscal years 2020 and 2019 were pre-approved by the Audit Committee.
Audit and Other Fees Paid in Fiscal Years 2020 and 2019
RSM performed the following services for the Company relating to the years ended December 31, 2020 and December 31, 2019:
Audit Services Rendered by RSM. During the years ended December 31, 2020 and 2019, RSM rendered audit services to us which consisted of: (1) an audit of the Company's consolidated financial statements for the years then ended, and (ii) reviews of the Company's quarterly financial statements that were included in our Quarterly Reports on Form 10-Q filed with the SEC for the first three quarters of each year, and (iii) an audit of the effectiveness of the Company's internal control over financial reporting as of December 31, 2020 and 2019 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended.
Audit Related Services Rendered by RSM. RSM did not render any audit related services to us during 2020 or 2019.
Tax Related Services. RSM did not render any tax related services to us during 2020 or 2019.
Other Services. RSM did not render any other services to us during 2020 or 2019.
The following table contains information regarding the fees billed by RSM for the services it rendered to us in 2020 and 2019.

	2020	2019
Audit Fees	$454,984	$418,420
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
Other Fees	$—	$—

PART IV

ITEM 15.     EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020 has been formatted in Inline XBRL.

*     Filed herewith.
**     Furnished herewith.
+     Previously filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2021.

PACIFIC MERCANTILE BANCORP

By:	/S/ BRAD R. DINSMORE
Brad R. Dinsmore
President and Chief Executive Officer