Form 10-Q
period 2021-03-31
PACIFIC MERCANTILE BANCORP
filed 2021-05-07
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐   No  ☒
As of May 6, 2021, there were 22,322,184 shares of Common Stock and 1,467,155 shares of Non-Voting Common Stock outstanding.

PACIFIC MERCANTILE BANCORP
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$18,487	$12,024
Interest bearing deposits with financial institutions	239,899	274,245
Cash and cash equivalents	258,386	286,269
Interest-bearing time deposits with financial institutions	1,597	1,597
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	7,910	7,910
Securities available for sale, at fair value	43,228	42,183
Loans (net of allowances of $17,127 and $17,452, respectively)	1,227,645	1,209,587
Accrued interest receivable	6,667	5,666
Premises and equipment, net	712	779
Net deferred tax assets	8,989	8,502
Intangible assets	370	389
Other assets	24,533	24,708
Total assets	$1,580,037	$1,587,590
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$649,407	$647,115
Interest-bearing	734,364	736,232
Total deposits	1,383,771	1,383,347
Borrowings	—	10,000
Accrued interest payable	144	188
Other liabilities	17,324	17,779
Junior subordinated debentures	17,527	17,527
Total liabilities	1,418,766	1,428,841
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, no par value, 85,000,000 shares of voting common stock and 2,000,000 shares of non-voting common stock authorized; 22,320,230 and 22,191,260 voting shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively; 1,467,155 non-voting shares issued and outstanding at March 31, 2021 and December 31, 2020	154,749	154,454
Retained earnings	7,767	4,379
Accumulated other comprehensive loss	(1,245)	(84)
Total shareholders’ equity	161,271	158,749
Total liabilities and shareholders’ equity	$1,580,037	$1,587,590
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Interest income:
Loans, including fees	$13,331	$13,787
Securities available for sale and stock	315	261
Interest-bearing deposits with financial institutions	52	721
Total interest income	13,698	14,769
Interest expense:
Deposits	825	2,965
Borrowings	134	331
Total interest expense	959	3,296
Net interest income	12,739	11,473
Provision for loan and lease losses	—	6,200
Net interest income after provision for loan and lease losses	12,739	5,273
Noninterest income
Service fees on deposits and other banking services	819	522
Net gain on sale of securities available for sale	140	—
Net (loss) gain on sale of other assets	(45)	6
Other noninterest income	824	567
Total noninterest income	1,738	1,095
Noninterest expense
Salaries and employee benefits	5,661	6,069
Occupancy	656	671
Equipment and depreciation	495	452
Data processing	562	645
FDIC expense	285	193
Professional fees	882	861
Merger related expenses	387	—
Business development	121	172
Loan related expense	158	125
Insurance	71	63
Other operating expense	386	469
Total noninterest expense	9,664	9,720
Income (loss) before income taxes	4,813	(3,352)
Income tax expense (benefit)	1,425	(991)
Net income (loss) allocable to common shareholders	$3,388	$(2,361)
Basic income per common share:
Net income (loss) allocable to common shareholders	$0.14	$(0.10)
Diluted income per common share:
Net income (loss) allocable to common shareholders	$0.14	$(0.10)
Weighted average number of common shares outstanding:
Basic	23,561,643	23,475,042
Diluted	23,813,329	23,475,042

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$3,388	$(2,361)
Other comprehensive income (loss), net of tax:
Change in unrealized holding (loss) gain on securities available for sale	(1,063)	547
Less: Reclassification adjustment for net gains included in net income	98	—
Net unrealized holding (loss) gain on securities available for sale	(1,161)	547
Total comprehensive income	$2,227	$(1,814)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
(Unaudited)
For the Three Months Ended March 31, 2021 and 2020

	Common stock		Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount
Balance at December 31, 2020	23,658	$154,454	$4,379	$(84)	$158,749
Issuance of restricted stock, net	113	—	—	—	—
Common stock based compensation expense	—	226	—	—	226
Common stock options exercised	16	69	—	—	69
Net income	—	—	3,388	—	3,388
Other comprehensive loss	—	—	—	(1,161)	(1,161)
Balance at March 31, 2021	23,787	$154,749	$7,767	$(1,245)	$161,271

	Common stock		Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount
Balance at December 31, 2019	23,574	$153,570	$(3,955)	$(567)	$149,048
Issuance of restricted stock, net	19	—	—	—	—
Common stock based compensation expense	—	214	—	—	214
Common stock options exercised	11	50	—	—	50
Net loss	—	—	(2,361)	—	(2,361)
Other comprehensive income	—	—	—	547	547
Balance at March 31, 2020	23,604	$153,834	$(6,316)	$(20)	$147,498

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$3,388	$(2,361)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	82	101
Provision for loan and lease losses	—	6,200
Amortization of premium on securities	35	33
Net gain on sale of securities available for sale	(140)	—
Net amortization accretion of deferred fees and unearned income on loans	(1,000)	(186)
Net loss on sale of other assets	45	6
Stock-based compensation expense	226	214
Changes in operating assets and liabilities:
Net (increase) decrease in accrued interest receivable	(1,001)	12
Net (increase) decrease in other assets	401	42
Net (increase) decrease in deferred taxes	—	(812)
Net (increase) decrease in income taxes receivable	(229)	195
Net (decrease) increase in accrued interest payable	(44)	(30)
Net (decrease) increase in other liabilities	(455)	(1,154)
Net cash provided by operating activities	1,308	2,260
Cash Flows From Investing Activities:
Net decrease in interest-bearing time deposits with financial institutions	—	75
Maturities of and principal payments received on securities available for sale and other stock	1,830	1,375
Purchase of securities available for sale and other stock	(10,119)	—
Proceeds from sale of securities available for sale and other stock	5,701	—
Purchase of other investments	(58)	—
Net increase in loans	(17,058)	(18,493)
Purchases of premises and equipment	(15)	(121)
Proceeds from sale of other assets	35	—
Net cash used in investing activities	(19,684)	(17,164)
Cash Flows From Financing Activities:
Net increase in deposits	424	96,718
Proceeds from borrowings	—	110,000
Payments of borrowings	(10,000)	(20,000)
Proceeds from exercise of common stock options	69	50
Net cash provided by (used in) financing activities	(9,507)	186,768
Net change in cash and cash equivalents	(27,883)	171,864
Cash and Cash Equivalents, beginning of period	286,269	220,138
Cash and Cash Equivalents, end of period	$258,386	$392,002
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$1,003	$3,326
Cash paid for income taxes	$—	$17
Noncash Investing Activities:
Transfer of loans into other assets	$—	$315

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
On March 22, 2021, PMBC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Banc of California, Inc., a Maryland corporation (“Banc of California”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, PMBC will merge with and into Banc of California (the “Merger”), with Banc of California surviving the Merger. Promptly following the Merger, the Bank will merge with and into Banc of California’s wholly-owned bank subsidiary, Banc of California, National Association, a national banking association (the “Bank Merger”). Banc of California, National Association will be the surviving bank in the Bank Merger. The Merger Agreement was adopted and approved by the Board of Directors of each of PMBC and Banc of California. The closing of the Merger, which is expected to occur in the third quarter of 2021, is contingent upon shareholder approvals and receipt of necessary regulatory approvals, along with the satisfaction of other customary closing conditions.

2. Significant Accounting Policies
Except as discussed below, our accounting policies are described in Note 2, Significant Accounting Policies of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (as amended, the “Form 10-K”).
Interim Consolidated Financial Statements Basis of Presentation
Our interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in effect in the United States (“GAAP”) for interim financial information pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), including instructions to Form 10-Q and Article 10 of Regulation S-X, on a basis consistent with prior periods. Our financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. All such adjustments were of a normal and recurring nature. The interim results are not necessarily indicative of operating results for the full year. The interim information should be read in conjunction with our audited consolidated financial statements in our Form 10-K.
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
Principles of Consolidation
Our consolidated financial statements as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 include the accounts of PMBC and the Bank. All significant intercompany balances and transactions were eliminated in consolidation.
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
In October 2020, the FASB issued ASU 2020-08, "Codification Improvements to Subtopic 310-20, Receivables –
Nonrefundable Fees and Other Costs," which clarified that for each reporting period, an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 of the FASB Accounting Standards Codification. This
guidance is effective for public business entities for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. We adopted this guidance on January 1, 2021.

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
FHLB and FRBSF Stock. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF. During the three months ended March 31, 2021, we purchased no FHLB or FRBSF stock. No shares of FHLB stock or FRBSF stock were called during the three months ended March 31, 2021. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.
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

Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020:

	At March 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Debt securities available for sale
Commercial mortgage backed securities issued by U.S. agencies	$27,390	$—	$27,390	$—
Residential mortgage backed securities issued by U.S. agencies	7,854	—	7,854	—
Corporate subordinated debt	7,984	—	7,984	—
Total debt securities available for sale at fair value	$43,228	$—	$43,228	$—

	At December 31, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Debt securities available for sale
Commercial mortgage backed securities issued by U.S. agencies	$20,673	$—	$20,673	$—
Residential mortgage backed securities issued by U.S. agencies	14,436	—	14,436	—
Corporate subordinated debt	7,074	—	7,074	—
Total debt securities available for sale at fair value	$42,183	$—	$42,183	$—
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

	At March 31, 2021				At December 31, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Impaired loans	$26,148	$—	$—	$26,148	$39,916	$—	$—	$39,916
Other foreclosed assets	152	—	152	—	231	—	231	—
Total	$26,300	$—	$152	$26,148	$40,147	$—	$231	$39,916

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
    For our fair value measurements classified in Level 3 of the fair value hierarchy as of March 31, 2021, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of March 31, 2021	Valuation Techniques(2)	Unobservable Inputs(2)	Range	Weighted Average
	(Dollars in thousands)
Assets
Impaired loans	$26,148	Third-Party Pricing	Discounted cash flow	N/A (1)	N/A (1)

(1)As part of our process, we obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.
(2)As of March 31, 2021, there has been no change to our valuation techniques or the types of unobservable inputs used in the calculation of fair value from December 31, 2020.

Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of March 31, 2021 and December 31, 2020, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At March 31, 2021					At December 31, 2020
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$258,386	$258,386	$258,386	$—	$—	$286,269	$286,269	286,269	—	—
Interest-bearing deposits with financial institutions	1,597	1,597	1,597	—	—	1,597	1,597	1,597	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	7,910	7,910	7,910	—	—	7,910	7,910	7,910	—	—
Loans, net	1,227,645	1,238,435	—	—	1,238,435	1,209,587	1,218,096	—	—	1,218,096
Accrued interest receivable	6,667	6,667	6,667	—	—	5,666	5,666	5,666	—	—
Financial liabilities:
Noninterest bearing deposits	649,407	649,407	649,407	—	—	647,115	647,115	647,115	—	—
Interest-bearing deposits	734,364	735,228	—	735,228	—	736,232	737,888	—	737,888	—
FHLB borrowings	—	—	—	—	—	10,000	10,009	—	10,009	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	144	144	144	—	—	188	188	188	—	—

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at March 31, 2021 and December 31, 2020:

(Dollars in thousands)	March 31, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
Commercial mortgage backed securities issued by U.S. Agencies(1)	$28,578	$95	$(1,283)	$27,390	$20,585	$214	$(126)	$20,673
Residential mortgage backed securities issued by U.S. Agencies(2)	7,763	94	(3)	7,854	14,061	379	(4)	14,436
Corporate subordinated debt	8,033	27	(76)	7,984	7,035	42	(3)	7,074
Total	$44,374	$216	$(1,362)	$43,228	$41,681	$635	$(133)	$42,183

(1)Secured by first liens on commercial apartment building mortgages.
(2)Secured by closed-end first liens on 1-4 family residential mortgages.

At March 31, 2021 and December 31, 2020, U.S. agency residential mortgage backed securities with an aggregate fair market value of $1.6 million and $2.0 million, respectively, were pledged to secure repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at March 31, 2021 and December 31, 2020 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At March 31, 2021 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$3,539	$17,430	$11,210	$12,195	$44,374
Securities available for sale, estimated fair value	3,558	17,490	10,900	11,280	43,228
Weighted average yield	1.24%	2.45%	1.14%	1.40%	1.73%

	At December 31, 2020 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$5,657	$19,953	$6,368	$9,703	$41,681
Securities available for sale, estimated fair value	5,770	20,353	6,422	9,638	42,183
Weighted average yield	1.27%	2.27%	1.27%	1.38%	1.77%
We purchased $10.0 million of securities available for sale during the three months ended March 31, 2021 and no securities available for sale during the three months ended March 31, 2020. We sold $5.7 million of securities available for sale during the three months ended March 31, 2021, for a total net gain on sale of $140 thousand. We had no sales of securities available for sale during the three months ended March 31, 2020.

The tables below indicate, as of March 31, 2021 and December 31, 2020, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at March 31, 2021
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial mortgage backed securities issued by U.S. Agencies	$7,105	$(1,283)	$—	$—	$7,105	$(1,283)
Residential mortgage backed securities issued by U.S. Agencies	65	(1)	124	(2)	189	(3)
Corporate subordinated debt	3,957	(76)	—	—	3,957	(76)
Total	$11,127	$(1,360)	$124	$(2)	$11,251	$(1,362)

	Securities with Unrealized Loss at December 31, 2020
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial mortgage backed securities issued by U.S. Agencies	$7,483	$(126)	$—	$—	$7,483	$(126)
Residential mortgage backed securities issued by U.S. Agencies	68	(1)	126	(3)	194	(4)
Corporate subordinated debt	4,032	(3)	—	—	4,032	(3)
Total	$11,583	$(130)	$126	$(3)	$11,709	$(133)

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
Through the impairment assessment process, we determined that there were no available-for-sale debt securities that were other-than-temporarily impaired at March 31, 2021. We recorded no impairment credit losses on available-for-sale debt securities in our consolidated statements of operations for the three months ended March 31, 2021 and 2020.
We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of March 31, 2021 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

Equity Investments Without Readily Determinable Fair Value
As of March 31, 2021, we had three investments in private companies and limited partnerships without a readily determinable fair value. As of March 31, 2021, we owned less than 3% of the total investment in each such company or partnership. Under ASU 2016-01, we elected to measure these equity investments using the measurement alternative, which requires that these investments are measured at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. During the three months ended March 31, 2021, these investments were not impaired and there were no observable price changes. As a result, the balance shown below as of March 31, 2021 represents the cost of the investments and is included within other assets on the consolidated statements of financial condition. During the three months ended March 31, 2021, we had $58 thousand of net capital contributions to these investments. We had zero capital contributions to these investments during the three months ended March 31, 2020. As of March 31, 2021 and December 31, 2020, our equity investments without readily determinable fair value were as follows:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Equity investments without readily determinable fair value	$2,731	$2,673

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans, excluding PPP	$321,319	25.8%	$337,427	27.6%
Commercial loans - PPP	280,562	22.5%	229,728	18.8%
Commercial real estate loans – owner occupied	189,203	15.2%	197,336	16.1%
Commercial real estate loans – all other	197,026	15.8%	194,893	15.9%
Residential mortgage loans – multi-family	157,646	12.7%	159,182	13.0%
Residential mortgage loans – single family	10,085	0.8%	12,766	1.0%
Construction and land development loans	11,840	1.0%	11,766	1.0%
Consumer loans	76,669	6.2%	80,759	6.6%
Gross loans	1,244,350	100.0%	1,223,857	100.0%
Deferred costs, net	422		3,182
Allowance for loan and lease losses	(17,127)		(17,452)
Loans, net	$1,227,645		$1,209,587
At March 31, 2021, commercial loans included $280.6 million of loans originated through the Paycheck Protection Program ("PPP"), which is administered by the Small Business Administration ("SBA") and was established by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), and subsequently modified by the Paycheck Protection Program Flexibility Act ("PPPFA"). The PPP loans are 100% guaranteed by the SBA and the principal and interest may be forgiven by the SBA if the borrower demonstrates that the loan proceeds were used as prescribed by the governing legislation and regulations during either an 8-week or 24-week period following funding (the "Covered Period"). Borrowers began submitting applications for forgiveness in the third quarter of 2020 and have until 10 months following the end of their Covered Period to apply. As of March 31, 2021, $96.9 million of our originated PPP loans have been forgiven by the SBA.
At March 31, 2021 and December 31, 2020, real estate loans of approximately $439 million and $434 million, respectively, were pledged to secure borrowings obtained from the FHLB and to support our unfunded borrowing capacity. At March 31, 2021 and December 31, 2020, commercial and consumer loans of $130 million and $146 million, respectively, were pledged to secure borrowings from the FRB to support our unfunded borrowing capacity. No loans were sold or purchased during the three months ended March 31, 2021 and March 31, 2020.
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
    Set forth below is a summary of the activity in the ALLL, by portfolio type, during the three months ended March 31, 2021 and 2020:

	Commercial (excl PPP)	Commercial PPP	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
	(Dollars in thousands)
ALLL in the three months ended March 31, 2021:
Balance at beginning of period	$11,255	$—	$3,964	$137	$2,096	$—	$17,452
Charge offs	(525)	—	—	—	(13)	—	(538)
Recoveries	209	—	—	—	4	—	213
Provision	(316)	—	489	29	(202)	—	—
Balance at end of period	$10,623	$—	$4,453	$166	$1,885	$—	$17,127
ALLL in the three months ended March 31, 2020:
Balance at beginning of period	$8,883	$—	$2,897	$34	$1,797	$—	$13,611
Charge offs	(2,250)	—	—	—	(64)	—	(2,314)
Recoveries	19	—	—	—	4	—	23
Provision	4,566	—	1,471	21	142	—	6,200
Balance at end of period	$11,218	$—	$4,368	$55	$1,879	$—	$17,520

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of March 31, 2021 and December 31, 2020.

	Commercial (exclu PPP)	Commercial PPP	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
	(Dollars in thousands)
ALLL balance at March 31, 2021 related to:
Loans individually evaluated for impairment	$1,962	$—	$—	$—	$—	$—	$1,962
Loans collectively evaluated for impairment	8,661	—	4,453	166	1,885	—	15,165
Total	$10,623	$—	$4,453	$166	$1,885	$—	$17,127
Loan balance at March 31, 2021 related to:
Loans individually evaluated for impairment	$20,452	$—	$5,389	$—	$—	$—	$25,841
Loans collectively evaluated for impairment	300,867	280,562	538,486	11,840	86,754	—	1,218,509
Total	$321,319	$280,562	$543,875	$11,840	$86,754	$—	$1,244,350
ALLL balance at December 31, 2020 related to:
Loans individually evaluated for impairment	$2,711	$—	$—	$—	$—	$—	$2,711
Loans collectively evaluated for impairment	8,544	—	3,964	137	2,096	—	14,741
Total	$11,255	$—	$3,964	$137	$2,096	$—	$17,452
Loan balance at December 31, 2020 related to:
Loans individually evaluated for impairment	$30,886	$—	$6,661	$—	$—	$—	$37,547
Loans collectively evaluated for impairment	306,541	229,728	544,751	11,766	93,525	—	1,186,310
Total	$337,427	$229,728	$551,412	$11,766	$93,525	$—	$1,223,857

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factor into our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at March 31, 2021 and December 31, 2020:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
	(Dollars in thousands)
At March 31, 2021
Commercial loans, excluding PPP	$1,367	$80	$578	$2,025	$319,294	$321,319	$—
Commercial loans - PPP	—	—	—	—	280,562	280,562	—
Commercial real estate loans – owner-occupied	—	—	—	—	189,203	189,203	—
Commercial real estate loans – all other	—	—	—	—	197,026	197,026	—
Residential mortgage loans – multi-family	—	—	—	—	157,646	157,646	—
Residential mortgage loans – single family	—	—	—	—	10,085	10,085	—
Construction and land development loans	—	—	—	—	11,840	11,840	—
Consumer loans	89	13	45	147	76,522	76,669	—
Total	$1,456	$93	$623	$2,172	$1,242,178	$1,244,350	$—
At December 31, 2020
Commercial loans, excluding PPP	$5,281	$3,646	$9,670	$18,597	$318,830	$337,427	$5,675
Commercial loans - PPP	—	—	—	—	229,728	229,728	—
Commercial real estate loans – owner-occupied	—	—	—	—	197,336	197,336	—
Commercial real estate loans – all other	—	—	1,837	1,837	193,056	194,893	—
Residential mortgage loans – multi-family	—	—	—	—	159,182	159,182	—
Residential mortgage loans – single family	—	—	—	—	12,766	12,766	—
Construction and land development loans	—	—	—	—	11,766	11,766	—
Consumer loans	—	65	—	65	80,694	80,759	—
Total	$5,281	$3,711	$11,507	$20,499	$1,203,358	$1,223,857	$5,675

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at March 31, 2021, and $5.7 million loans 90 days or more past due and still accruing interest at December 31, 2020. In certain instances, when a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received (referred to as full nonaccrual basis of accounting), except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income (referred to as nonaccrual cash basis of accounting). Nonaccrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.

The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$19,426	$30,928
Commercial real estate loans – owner occupied	952	6,978
Commercial real estate loans – all other	—	1,836
Consumer	181	174
Total(1)	$20,559	$39,916

(1)    Nonaccrual loans may include loans that are currently considered performing loans.

 We classify our loan portfolio using internal asset quality ratings. The following table provides a summary of loans by portfolio type and our internal asset quality ratings as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Pass:
Commercial loans, excluding PPP	$271,240	$263,616
Commercial loans - PPP	280,562	229,728
Commercial real estate loans – owner occupied	167,057	162,250
Commercial real estate loans – all other	196,243	192,264
Residential mortgage loans – multi family	156,678	158,816
Residential mortgage loans – single family	10,085	12,766
Construction and land development loans	11,340	11,766
Consumer loans	76,481	80,576
Total pass loans	$1,169,686	$1,111,782
Special Mention:
Commercial loans	$10,667	$13,763
Commercial real estate loans – owner occupied	—	6,882
Commercial real estate loans – all other	—	793
Residential mortgage loans – multi family	969	366
Total special mention loans	$11,636	$21,804
Substandard:
Commercial loans	$39,305	$59,408
Commercial real estate loans – owner occupied	22,145	28,203
Commercial real estate loans – all other	783	1,837
Construction and land development loans	500	—
Consumer loans	188	182
Total substandard loans	$62,921	$89,630
Doubtful:
Commercial loans	$107	$641
Total doubtful loans	$107	$641
Total Loans:	$1,244,350	$1,223,857

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
The following table sets forth information regarding impaired loans, at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Impaired loans:
Nonaccruing loans	$17,064	$33,204
Nonaccruing restructured loans	3,495	6,712
Accruing restructured loans(1)	5,589	—
Total impaired loans	$26,148	$39,916
Impaired loans less than 90 days delinquent and included in total impaired loans	$25,525	$34,085

(1)See “Troubled Debt Restructurings” below for a description of accruing restructured loans at March 31, 2021 and December 31, 2020.

The table below contains additional information with respect to impaired loans, by portfolio type, as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans, excluding PPP	$5,627	$11,935	$—	$10,970	$19,530	$—
Commercial real estate loans – owner occupied	5,479	6,198	—	6,978	7,633	—
Commercial real estate loans – all other	—	—	—	1,836	1,837	—
Consumer loans	181	222	—	174	197	—
Total	$11,287	$18,355	$—	$19,958	$29,197	$—
With allowance recorded:
Commercial loans, excluding PPP	$14,861	$15,041	$1,962	$19,958	$20,040	$2,711
Total	$14,861	$15,041	$1,962	$19,958	$20,040	$2,711
All impaired loans
Commercial loans, excluding PPP	$20,488	$26,976	$1,962	$30,928	$39,570	$2,711
Commercial real estate loans – owner occupied	5,479	6,198	—	6,978	7,633	—
Commercial real estate loans – all other	—	—	—	1,836	1,837	—
Consumer loans	181	222	—	174	197	—
Total	$26,148	$33,396	$1,962	$39,916	$49,237	$2,711

(1)When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At March 31, 2021 and December 31, 2020, there were $11.3 million and $20.0 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at March 31, 2021 for which no specific reserves were allocated, $8.6 million had been deemed impaired in the prior year.

Average balances and interest income recognized on impaired loans, by portfolio type, for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021		2020
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(Dollars in thousands)
No allowance recorded:
Commercial loans, excluding PPP	$8,298	$54	$10,178	$—
Commercial real estate loans – owner occupied	6,228	—	6,438	—
Commercial real estate loans – all other	918	—	—	—
Consumer loans	178	—	130	—
Total	15,622	54	16,746	—
With allowance recorded:
Commercial loans, excluding PPP	17,410		1,105	—
Total	17,410	—	1,105	—
Total
Commercial loans, excluding PPP	25,708	54	11,283	—
Commercial real estate loans – owner occupied	6,228	—	6,438	—
Commercial real estate loans – all other	918	—	—	—
Consumer loans	178	—	130	—
Total	$33,032	$54	$17,851	$—

The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $424 thousand and $574 thousand during the three months ended March 31, 2021 and 2020, respectively.
Troubled Debt Restructurings (“TDRs”)
Pursuant to the FASB's ASU No. 2011-2, A Creditor’s Determination of whether a Restructuring is a Troubled Debt Restructuring, the Bank's TDRs totaled $9.1 million at March 31, 2021. There were $6.7 million TDRs as of December 31, 2020. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the form of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower’s cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower’s loan will be reinstated. TDRs do not include short term loan modifications made on a good faith basis in response to COVID-19, per Section 4013, Temporary Relief from Troubled Debt Restructurings, of the CARES Act. There were no loans restructured as TDRs during the three months ended March 31, 2020.
The following table presents loans restructured as TDRs during the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021			March 31, 2020
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial loans	2	$2,639	$1,062	—	$—	$—
Commercial real estate – owner occupied	1	4,929	4,527	—	—	—
	3	7,568	5,589	—	—	—
Nonperforming
Commercial loans	5	$5,266	$3,495	—	$—	$—
	5	5,266	3,495	—	—	—
Total Troubled Debt Restructurings(1)	8	$12,834	$9,084	—	$—	$—

(1)No outstanding loans were restructured during the three months ended March 31, 2020.

During the three months ended March 31, 2021 and 2020, there were no TDRs that were modified within the preceding 12-month period which subsequently defaulted.

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
    During the three months ended March 31, 2021 and 2020, we recognized rent expense associated with our leases as follows:

	Three Months Ended March 31,
	2021	2020
Lease cost	(Dollars in thousands)
Finance lease cost:
Operating lease cost	$605	$609
Short-term lease cost(1)	37	35
Total lease cost	$642	$644

Weighted-average remaining lease term—operating leases (in years)	4.12	5.12

(1)    Includes leases that are less than 12 months and equipment leases that are accounted for on a cash basis.
    Because we generally do not have access to the rate implicit in the lease, we utilize our borrowing rate with the FHLB as the discount rate.  The weighted average discount rate associated with operating leases as of March 31, 2021 and 2020 is 2.31% and 2.31%, respectively.
    Supplemental balance sheet information related to leases was as follows:

	Financial Statement Classification	March 31, 2021	December 31, 2020
		(Dollars in thousands)
Operating right-of-use assets	Other assets	$9,457	$10,002
Operating lease liabilities	Other liabilities	$10,383	$10,933
    During the three months ended March 31, 2021 and 2020, we had the following cash and noncash activities associated with our leases:

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases (fixed payments)	$610	$572

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—

    Maturities of operating lease liabilities as of March 31, 2021 are as follows:

(Dollars in thousands)
For the years ending December 31,
Remainder of 2021	$1,879
2022	2,575
2023	2,662
2024	2,750
2025	1,021
2025 and beyond	—
Total	10,887
Less: Imputed interest	(504)
Total Lease liabilities	$10,383

7. Income Taxes
    For the three months ended March 31, 2021, we had income tax expense of $1.4 million as a result of our operating income. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and based on its evaluation, management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at March 31, 2021. Significant positive evidence included our three-year cumulative income position, the expectation that we will have positive earnings for the year based on positive income in eleven of the last twelve trailing quarters, forecasted net income for the year, and retained earnings. Negative evidence included our asset quality which has improved since the prior quarter.
    For the three months ended March 31, 2020, we had an income tax benefit of $991 thousand, as a result of our operating loss. During the three months ended March 31, 2020, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset. Based on this evaluation, management believed that the Company would be able to realize the deferred tax asset within the period that our operating losses may be carried forward. Significant positive evidence included our three-year cumulative income position, the expectation that we will continue to have positive earnings based on positive income in eleven of the last twelve trailing quarters, and forecasted net income for the year. Negative evidence at March 31, 2020 included our accumulated deficit, net loss for the quarter, and deterioration in asset quality.
We file income tax returns with the U.S. federal government and the State of California. As of March 31, 2021, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2017 to 2020 tax years and the Franchise Tax Board for California state income tax returns for the 2016 to 2020 tax years. Net operating losses on our U.S. federal and California state income tax returns may be carried forward up to 20 years. In June 2020, the State of California suspended the use of net operating losses for the years 2020, 2021, and 2022, and extended the carryover periods for these years. As of March 31, 2021, we do not have any unrecognized tax benefits.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three months ended March 31, 2021 and 2020.

8. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan, which was amended at the Annual Shareholders meeting held in May 2013 (the “2010 Incentive Plan”), and which superseded our shareholder-approved 2008 and 2004 Equity Incentive Plans (the “Previously Approved Plans”). As of March 31, 2021, there were no options to purchase shares of our common stock granted under the Previously Approved Plans. As of March 31, 2021, there were options to purchase a total of 323,587 shares of our common stock and 35,353 shares of our unvested restricted stock grants under the 2010 Incentive Plan.
In May 2019, our shareholders approved the adoption of our 2019 Equity Incentive Plan (the “2019 Incentive Plan”), which authorized and set aside a total of 2,000,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. Since approval of the 2019 Incentive Plan, no additional awards will be issued under the 2010 Incentive Plan, although awards outstanding under the 2010 Incentive Plan will remain outstanding and will continue to be governed by the terms of the 2010 Incentive Plan and any applicable award agreements. Under the terms of the 2019 Incentive Plan, any forfeited options or unvested restricted stock grants that had been issued under the Previously Approved Plans or the 2010 Incentive Plan will not be available for future equity incentive grants. Each restricted stock option or restricted stock unit issued under the terms of the 2019 Incentive Plan will be counted against the share limit as 2.5 shares, while each stock option or SAR issued will be counted as one share against the share limit. As of March 31, 2021, there were outstanding options to purchase a total of 250,000 shares of our common stock, 75,000 shares of our unvested restricted stock units, and 158,894 shares of our unvested restricted stock grants under the 2019 Incentive Plan. As of March 31, 2021, there remain 1,039,830 shares available for future grants under the 2019 Incentive Plan.
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
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options, restricted shares, SARs and stock units that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at March 31, 2021 under the 2010 Incentive Plan and the 2019 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company, under the 2010 Incentive Plan and the 2019 Incentive Plan, has also granted restricted stock and stock units for the benefit of its employees and directors. These restricted shares vest over a period ranging from three to five years for employees and one year for directors while the stock units vest over a period of one to five years. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients of stock units have no rights of a stockholder. The recipients do not pay any cash consideration for the shares or stock units.
Stock Options
There were no stock options granted during the three months ended March 31, 2021 or 2020. The following table summarizes the stock option activity under the Company’s equity incentive plans during the three months ended March 31, 2021 and 2020, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2021		2020
Outstanding – January 1,	589,587	$7.01	1,009,466	$6.98
Granted	—	—	—	—
Exercised	(16,000)	4.34	(10,728)	4.66
Forfeited/Canceled	—	—	(360,078)	6.92
Outstanding – March 31,	573,587	7.09	638,660	7.05
Options Exercisable – March 31,	361,545	$6.93	344,581	$6.74
Options Vested – March 31,	361,545	$6.93	344,581	$6.74
Options to purchase 16,000 and 10,728 shares of our common stock were exercised during the three months ended March 31, 2021 and 2020, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2021 and 2020 was $38 thousand and $29 thousand, respectively. The fair value of options that vested during the three months ended March 31, 2021 and 2020 was $59 thousand and $83 thousand, respectively.
The following table provides additional information regarding the vested and unvested options that were outstanding at March 31, 2021.

Options Outstanding as of March 31, 2021					Options Exercisable as of March 31, 2021(1)
Exercise Price	Vested	Unvested	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price Per Share
$2.97 – $3.99	12,000	—	$3.74	0.82	12,000	$3.74
$4.00 – $5.99	—	—	—	—	—	—
$6.00 – $6.99	202,189	5,450	6.61	3.87	202,189	6.60
$7.00 – $7.99	84,157	200,000	7.30	7.88	84,157	7.24
$8.00 – $8.40	63,199	6,592	8.21	6.90	63,199	8.19
	361,545	212,042	$7.09	6.16	361,545	$6.93

(1)The weighted average remaining contractual life of the options that were exercisable as of March 31, 2021 was 4.91 years.
The aggregate intrinsic value of options that were outstanding and exercisable at March 31, 2021 and December 31, 2020 was $713 thousand and $30 thousand, respectively.

A summary of the status of the unvested options outstanding as of March 31, 2021 and 2020, and changes in the weighted average grant date fair values of the unvested options during the three months ended March 31, 2021 and 2020, are set forth in the following table.

	For the three months ended March 31,
	2021		2020
	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value Per Share	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value Per Share
Unvested at the beginning of the period	233,107	$2.10	334,322	$2.19
Granted	—	—	—	—
Vested	(21,065)	2.81	(29,409)	2.81
Forfeited/Canceled	—	—	(10,834)	2.82
Unvested at the end of the period	212,042	2.03	294,079	2.11
At March 31, 2021, the weighted average period over which nonvested awards were expected to be recognized was 3.32 years.

Restricted Stock
The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the three months ended March 31, 2021 and 2020.

	For the three months ended March 31,
	2021		2020
	Number of Shares	Average Grant Date Fair Value Per Share	Number of Shares	Average Grant Date Fair Value Per Share
Outstanding at the beginning of the period	123,165	$6.63	124,202	$8.44
Granted	112,970	6.68	37,739	6.99
Vested	(41,888)	7.71	(39,889)	8.59
Forfeited	—	—	(18,357)	8.25
Outstanding at the end of the period	194,247	$6.43	103,695	$7.90

    Stock Units
    The following table summarizes the activity related to stock units granted, vested and forfeited under our equity incentive plans during the three months ended March 31, 2021 and 2020.

	For the three months ended March 31,
	2021		2020
	Number of Shares	Average Grant Date Fair Value Per Share	Number of Shares	Average Grant Date Fair Value Per Share
Outstanding at January 1,	75,000	$7.33	100,000	$7.33
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31,	75,000	$7.33	100,000	$7.33

Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect to stock options, restricted stock, and stock units outstanding at March 31, 2021, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Stock Units	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
Remainder of 2021	$85	$448	$184	$717
2022	109	346	164	619
2023	101	260	—	361
2024	67	48	—	115
2024 and beyond	—	10	—	10
	$362	$1,112	$348	$1,822
    The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2021 and 2020 were $159 thousand and $151 thousand, respectively, in each case net of taxes.

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

The following table shows how we computed basic and diluted EPS for the three months ended March 31, 2021 and 2020.

(In thousands, except per share data)	For the Three Months Ended March 31,
	2021	2020
Basic EPS:
Net income (loss)	$3,388	$(2,361)
Net income (loss) allocable to common shareholders	$3,388	$(2,361)
Less earnings allocated to participating securities	33	—
Earnings (loss) allocated to common shareholders	$3,355	$(2,361)
Weighted average common shares outstanding	23,562	23,475
Basic earnings (loss) per common share	$0.14	$(0.10)
Diluted EPS:
Earnings (loss) allocated to common shareholders	$3,388	$(2,361)
Weighted average common shares outstanding	23,562	23,475
Add dilutive effects of restricted stock grants	158	—
Add dilutive effects of restricted stock units	75	—
Add dilutive effects for stock options	18	—
Weighted average diluted common shares outstanding	23,813	23,475
Diluted earnings (loss) per common share	$0.14	$(0.10)

(1)The basic and diluted earnings per share amounts for the three months ended March 31, 2021 and 2020 are the same under both the Treasury Stock Method and the Two-Class Method as prescribed in FASB ASC 260-10, Earnings Per Share.
    The weighted average shares that have an antidilutive effect in the calculation of diluted net income per share and have been excluded from the computations above were as follows:

	For the Three Months Ended March 31,
	2021	2020
Stock options(1)(2)	377,198	800,960

(1)Stock options that were excluded from the computation of diluted earnings per common share for the three months ended March 31, 2021 and 2020 as a result of the reported net loss available to common shareholders.
(2)Represents stock options that were excluded from the computation of diluted earnings per common share for the three months ended March 31, 2021 and 2020 as a result of the shares being “out-of-the-money.”

10. Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss), net
    Accumulated other comprehensive income (loss), net as of March 31, 2021 and December 31, 2020 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Accumulated Other Comprehensive Income (Loss), Net
	(Dollars in thousands)
Beginning balance as of January 1, 2019	$(1,144)	$(1,144)
Other comprehensive loss, net of tax of $62 thousand	577	577
Ending balance as of December 31, 2019	$(567)	$(567)
Other comprehensive income, net of tax of $202 thousand	483	483
Ending balance as of December 31, 2020	$(84)	$(84)
Other comprehensive income, net of tax of $487 thousand	(1,161)	(1,161)
Ending balance as of March 31, 2021	$(1,245)	$(1,245)

11. Commitments and Contingencies
Commitments
To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At March 31, 2021 and December 31, 2020, we were committed to fund certain loans including letters of credit amounting to approximately $341 million and $347 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represent the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $350 thousand at both March 31, 2021 and December 31, 2020.
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
Borrowings
At March 31, 2021 and December 31, 2020, our borrowings and contractual obligations consisted of the following:

(Dollars in thousands)	March 31, 2021	December 31, 2020
FHLB advances—short-term	$—	$10,000
Total	$—	$10,000

At March 31, 2021, $439 million of loans were pledged to support our FHLB borrowings and our unfunded borrowing capacity. As of March 31, 2021, we had unused borrowing capacity of $286 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the three months ended March 31, 2021 was $10.0 million. At March 31, 2021 and December 31, 2020, commercial and consumer loans of $130 million and $146 million, respectively, were pledged to secure borrowings from the FRB to support our unfunded borrowing capacity of $94 million and $106 million, respectively.
As of December 31, 2020, we had $10.0 million of outstanding short-term borrowings and no outstanding long-term borrowings that we had obtained from the FHLB. These borrowings had a weighted-average annualized interest rate of 1.62% for the year ended December 31, 2020. As of December 31, 2020, we had unused borrowing capacity of $242 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2020 was $124 million.
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
    Based on our evaluation of lawsuits and other proceedings that were pending against us as of March 31, 2021, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our results of operations or cash flows for any particular reporting period.

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
The following table sets forth information regarding the net interest income and noninterest income for our commercial banking segment for the three months ended March 31, 2021 and 2020.

(Dollars in thousands)	Commercial	Other(1)	Total
Net interest income for the three months ended March 31,
2021	$12,861	$(122)	$12,739
2020	$11,670	$(197)	$11,473
Noninterest income for the three months ended March 31,
2021	$1,734	$4	$1,738
2020	$1,089	$6	$1,095
Segment Assets at:
March 31, 2021	$1,579,123	$914	$1,580,037
December 31, 2020	$1,586,916	$674	$1,587,590

(1)Represents net interest income (loss) and noninterest income for PMBC.

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
The following table sets forth the capital and capital ratios of the Bank (on a stand-alone basis) at March 31, 2021, as compared to the regulatory requirements applicable to it.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk Weighted Assets	$187,050	16.8%	$133,331	At least 8.625	$111,678	At least 10.0

Common Equity Tier 1 Capital to Risk Weighted Assets	$173,047	15.5%	$57,235	At least 5.125	$72,591	At least 6.5

Tier 1 Capital to Risk Weighted Assets	$173,047	15.5%	$73,987	At least 6.625	$89,343	At least 8.0

Tier 1 Capital to Average Assets	$173,047	11.2%	$61,835	At least 4.0	$77,294	At least 5.0
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt correct action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. At March 31, 2021, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution under the capital adequacy guidelines described above.
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

14. Risks and Uncertainties

    The outbreak of the novel coronavirus (“COVID-19”) and the Federal Reserve's response to the economic challenges has resulted in an uncertain and rapidly evolving economy. Governmental response to combat this pandemic has resulted in approximately 25% of our staff to shift to work remotely. Our business continuity plans have been activated by COVID-19 and we have been able to fully support our remote workforce and have the ability to support all employees in a remote work environment. These remote work arrangements have not adversely impacted our ability to serve our clients, and have not had an impact on our financial reporting systems or the internal controls we have over financial reporting, disclosures and related procedures.
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
    The Bank is currently Well Capitalized under federal banking regulations that apply to all United States-based banks, with approximately $75 million of capital in excess of what is required for the Bank to be Well Capitalized using the ratio of Total Capital to Risk Weighted Assets. The Company has approximately $10 million of capital that it could contribute to the Bank should it be needed. In the event that future loan and leases loss and/or tax provisions reduce our capital surplus, we would be required to undertake measures to return the Bank's capital ratios to Well Capitalized levels, which could include but not be limited to raising additional capital or reducing the Bank's asset size. We believe that we would have access to equity and debt markets to secure additional capital for the Bank should the need arise, but we have no certainty regarding the extent of the availability of these markets at the time such need would arise.
    Increased demand for liquidity by our clients is another impact that we anticipate could occur should the COVID-19 effects be prolonged. As of March 31, 2021, we believe the Company and the Bank's on-balance sheet liquidity was very strong. Combined with our contingent liquidity resources, we believe that the Bank has sufficient resources to meet the liquidity needs of our clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing our reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
Statements contained in this Quarterly Report on Form 10-Q (this “Report”) that are not historical facts or that discuss our expectations, beliefs or views, including those regarding our proposed merger with Banc of California, Inc. ("Banc of California"), our future financial performance and our business, trends and expectations regarding the markets in which we operate, and our future plans, including the credit exposure of certain loan products and other components of our business that could be impacted by the COVID-19 pandemic, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information available to us and on assumptions that we make about future economic and market conditions and other events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Such risks and uncertainties, and the occurrence of events in the future or changes in circumstances that had not been anticipated, could cause our financial condition or actual operating results in the future to differ materially from our expected financial condition or operating results that are set forth in the forward-looking statements contained in this Report and could, therefore, also affect the price performance of our shares.
In addition to the risk of incurring loan losses and provision for loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: the possibility that the merger with Banc of California does not close when expected or at all because required regulatory, shareholder or other approvals, financial tests or other conditions to closing are not received or satisfied on a timely basis or at all; changes in Banc of California’s or our stock price before closing, including as a result of the companies’ financial performance prior to closing, general stock market movements, and the performance of other financial companies and peer group companies; the risk that the anticipated benefits of the merger may not be fully realized or may take longer to realize than expected, including as a result of changes in general economic and market conditions, interest and exchange rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which Banc of California and we operate; Banc of California’s ability to promptly and effectively integrate our businesses following the merger; the reaction to the transaction of the companies’ customers, employees and counterparties; diversion of management time on merger-related issues; deteriorating economic conditions and macroeconomic factors such as unemployment rates and the volume of bankruptcies, as well as changes in monetary, fiscal or tax policy to address the impact of COVID-19, any of which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk that steps we have taken to strengthen our overall credit administration are not effective; the risk of a recession in the United States economy, and domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not succeed in further reducing our remaining nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of other real estate owned and would continue to incur expenses associated with the management and disposition of those assets; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities; the risk that our efforts to develop a robust commercial banking platform may not succeed; and the risk that we may be unable to realize our expected level of increasing deposit inflows. Many of the foregoing risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Readers of this Report are encouraged to review the additional information regarding these and other risks and uncertainties to which our business is subject that is contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (as amended, the “2020 Form 10-K”) that we filed with the Securities and Exchange Commission (“SEC”) on March 15, 2021, as such information may be updated from time to time in subsequent Quarterly Reports on Form 10-Q that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three months ended, and our financial condition at, March 31, 2021.
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
Recent Developments

On March 22, 2021, Pacific Mercantile Bancorp entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Banc of California. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Pacific Mercantile Bancorp will merge with and into Banc of California (the “Merger”), with Banc of California surviving the Merger. Promptly following the Merger, the Bank will merge with and into Banc of California’s wholly-owned bank subsidiary, Banc of California, National Association, a national banking association (the “Bank Merger”). Banc of California, National Association will be the surviving bank in the Bank Merger. The Merger Agreement was adopted and approved by the Board of Directors of each of Pacific Mercantile Bancorp and Banc of California. The closing of the Merger, which is expected to occur in the third quarter of 2021, is contingent upon shareholder approvals and receipt of necessary regulatory approvals, along with the satisfaction of other customary closing conditions.

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
As of March 31, 2021, our total assets, net loans and total deposits were $1.6 billion, $1.2 billion and $1.4 billion, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the three months ended March 31, 2021 and 2020, we operated as one reportable segment, Commercial Banking.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.

COVID-19 Impact
    The outbreak of the novel coronavirus (“COVID-19”) and the Federal Reserve's response to the economic challenges have resulted in an uncertain and rapidly evolving economy. Governmental response to combat this pandemic has resulted in approximately 25% of our staff to shift to work remotely. Our business continuity plans have been activated by COVID-19 and we have been able to fully support our remote workforce and have the ability to support all employees in a remote work environment. These remote work arrangements have not adversely impacted our ability to serve our clients, and have not had an impact on our financial reporting systems or the internal controls we have over financial reporting, disclosures and related procedures.
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
    The Bank is currently Well Capitalized under federal banking regulations that apply to all United States-based banks, with approximately $76 million of capital in excess of what is required for the Bank to be Well Capitalized using the ratio of Total Capital to Risk Weighted Assets. The Company has approximately $10 million of capital that it could contribute to the Bank should it be needed. In the event that future loan and leases loss and/or tax provisions reduce our capital surplus, we would be required to undertake measures to return the Bank's capital ratios to Well Capitalized levels, which could include but not be limited to raising additional capital or reducing the Bank's asset size. We believe that we would have access to equity and debt markets to secure additional capital for the Bank should the need arise, but we have no certainty regarding the extent of the availability of these markets at the time such need would arise.
    Increased demand for liquidity by our clients is another impact that we anticipate could occur should the COVID-19 effects be prolonged. As of March 31, 2021 the Company and the Bank's on-balance sheet liquidity was very strong and combined with our contingent liquidity resources, we believe that the Bank has sufficient resources to meet the liquidity needs of our clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing our reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

Results of Operations
Operating Results for the Three Months Ended March 31, 2021 and 2020
    Our operating results for the three months ended March 31, 2021, compared to the same period in March 31, 2020, were as follows:

	Three Months Ended March 31,		2021 vs. 2020 % Change
	2021	2020
	(Dollars in thousands)
Interest income	$13,698	$14,769	(7.3)%
Interest expense	959	3,296	(70.9)%
Provision for loan and lease losses	—	6,200	(100.0)
Noninterest income	1,738	1,095	58.7%
Noninterest expense	9,664	9,720	(0.6)%
Income tax expense (benefit)	1,425	(991)	(243.8)%
Net income (loss)	$3,388	$(2,361)	(243.5)%

Interest Income
Three Months Ended March 31, 2021 and 2020
    Total interest income decreased 7.3% to $13.7 million for the three months ended March 31, 2021 from $14.8 million for the three months ended March 31, 2020. This was primarily due to a decrease in interest earned on loans as a result of a decrease in the average yield during the three months ended March 31, 2021 as compared to the same period prior year. During the three months ended March 31, 2021 and 2020, interest income on loans was $13.3 million and $13.8 million, respectively, yielding 4.32% and 4.96% on average loan balances of $1.25 billion and $1.12 billion, respectively. The decrease in average loan yields is primarily attributable to the Board of Governors of the Federal Reserve System ("Federal Reserve Board") cutting short-term interest rates by 150 basis points near the end of the first quarter of 2020 in response to the economic conditions caused by the outbreak of COVID, and is partially offset by increased fee income and average loan balance related to our participation in PPP.
During the three months ended March 31, 2021 and 2020, interest income from our securities available-for-sale and stock was $315 thousand and $261 thousand, respectively, yielding 2.38% and 2.93% on average balances of $53.7 million and $35.8 million, respectively. Interest income from our short-term investments, including our Federal Funds sold and interest-bearing deposits, was $52 thousand and $721 thousand for the three months ended March 31, 2021 and 2020, respectively, yielding 0.10% and 1.31% on average balances of $201.5 million and $220.6 million, respectively. The decrease in interest income from our short-term investments was primarily attributable to the Federal Reserve Board cutting short-term interest rates by 150 basis points near the end of the first quarter of 2020 in response to the economic conditions caused by the outbreak of COVID. As a result, total interest income on investments decreased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Interest Expense
Three Months Ended March 31, 2021 and 2020
Total interest expense decreased 70.9% to $959 thousand for the three months ended March 31, 2021 from $3.3 million for the three months ended March 31, 2020. The decrease was primarily due to a decrease in our cost of funds from 1.57% at March 31, 2020 to 0.51% at March 31, 2021, in addition to a decrease in the average balance of interest-bearing liabilities from $846.1 million at March 31, 2020 to $757.5 million at March 31, 2021, which consisted of deposits, borrowings and junior subordinated debentures. The decrease to our cost of funds is primarily attributable to our ongoing focus on reducing costs of deposits by monitoring and lowering interest rates in response to the current interest rate environment and actively managing our deposit portfolio away from higher costing money market deposits and certificates of deposit and into noninterest bearing deposits. Interest expense on our certificates of deposit for the three months ended March 31, 2021 and 2020 was $586 thousand and $1.6 million, respectively, with a cost of funds of 1.16% and 2.30% on average balances of $204.6 million and $276.0 million, respectively.

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
The following tables set forth information regarding our average balances, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended March 31, 2021 and 2020. Average balances are calculated based on average daily balances.

	Three Months Ended March 31,
	2021			2020
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$201,498	$52	0.10%	$220,598	$721	1.31%
Securities available for sale and stock(2)	53,739	315	2.38%	35,844	261	2.93%
Loans(3)	1,250,846	13,331	4.32%	1,116,999	13,787	4.96%
Total interest-earning assets	1,506,083	13,698	3.69%	1,373,441	14,769	4.32%
Noninterest-earning assets
Cash and due from banks	17,800			16,774
All other assets	22,788			25,151
Total assets	$1,546,671			$1,415,366
Interest-bearing liabilities:
Interest-bearing checking accounts	$140,205	$27	0.08%	$103,355	$87	0.34%
Money market and savings accounts	392,543	212	0.22%	415,533	1,298	1.26%
Certificates of deposit	204,600	586	1.16%	276,045	1,580	2.30%
Other borrowings	2,667	11	1.67%	33,626	133	1.59%
Junior subordinated debentures	17,527	123	2.85%	17,527	198	4.54%
Total interest bearing liabilities	757,542	959	0.51%	846,086	3,296	1.57%
Noninterest bearing liabilities
Demand deposits	610,905			398,547
Accrued expenses and other liabilities	17,248			19,704
Shareholders’ equity	160,976			151,029
Total liabilities and shareholders’ equity	$1,546,671			$1,415,366
Net interest income		$12,739			$11,473
Net interest income/spread			3.18%			2.75%
Net interest margin			3.43%			3.36%

(1)Short-term investments consist of Federal Funds sold and interest bearing deposits that we maintain at other financial institutions.
(2)Stock consists of FHLB stock and FRBSF stock.
(3)Loans include the average balance of nonaccrual loans.

The following table sets forth changes in interest income, including loan fees, and interest paid in the three months ended March 31, 2021 and 2020 and the extent to which those changes were attributable to changes in (i) the volumes of or the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$(57)	$(612)	$(669)
Securities available for sale and stock(2)	112	(58)	54
Loans	1,547	(2,003)	(456)
Total earning assets	1,602	(2,673)	(1,071)
Interest expense
Interest-bearing checking accounts	23	(83)	(60)
Money market and savings accounts	(68)	(1,018)	(1,086)
Certificates of deposit	(339)	(655)	(994)
Borrowings	(127)	5	(122)
Junior subordinated debentures	—	(75)	(75)
Total interest-bearing liabilities	(511)	(1,826)	(2,337)
Net interest income	$2,113	$(847)	$1,266

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
    We recorded no provision for loan and lease losses during the three months ended March 31, 2021 as the level of allowance built earlier in the prior year in anticipation of credits impacted by COVID-19 eventually migrating to nonperforming status continued to be sufficient to reflect the actual migration trends experienced in the portfolio. We recorded a provision for loan and lease losses of $6.2 million during the three months ended March 31, 2020 as a result of total charge-offs of $2.3 million, an increase in classified and non-performing loans, and qualitative factor increases related to COVID-19.
See “—Financial Condition—Nonperforming Assets and Allowance for Loan and Lease Losses” below in this Item 2 for additional information regarding the ALLL.
Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	Amount	Amount	Percentage Change
	2021	2020	2021 vs. 2020
	(Dollars in thousands)
Service fees on deposits and other banking services	$819	$522	56.9%
Net gain on sale of securities available for sale	140	—	100.0%
Net (loss) gain on sale of other assets	(45)	6	(850.0)%
Other noninterest income	824	567	45.3%
Total noninterest income	$1,738	$1,095	58.7%

Three Months Ended March 31, 2021 and 2020
    Noninterest income increased by $643 thousand, or 58.7%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily as a result of:
•An increase of $297 thousand in service fees on loans and deposits and other banking services during the first quarter of 2021 as compared to the same quarter of the prior year; and
•An increase of $257 thousand in other noninterest income which included credit card fee income and referral fees related to the outsourcing of PPP loan servicing; and
•Net gain on sale of securities available for sale of $140 thousand in the current quarter that did not occur same period prior year;

Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense during the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020	2021 vs. 2020
	Amount	Amount	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$5,661	$6,069	(6.7)%
Occupancy	656	671	(2.2)%
Equipment and depreciation	495	452	9.5%
Data processing	562	645	(12.9)%
FDIC expense	285	193	47.7%
Professional fees	882	861	2.4%
Merger related expenses	387	—	100.0%
Business development	121	172	(29.7)%
Loan related expense	158	125	26.4%
Insurance	71	63	12.7%
Other operating expenses (1)	386	469	(17.7)%
Total noninterest expense	$9,664	$9,720	(0.6)%

(1)Other operating expenses primarily consist of telephone, investor relations, promotional, regulatory expenses, and correspondent bank fees.

Three Months Ended March 31, 2021 and 2020
    Noninterest expense decreased $56 thousand, or 0.6%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily as a result of:
•A decrease of $408 thousand in salaries and employee benefits primarily related to staffing changes made at the Bank during the second quarter of 2020; and
•A decrease of $83 thousand in data processing fees primarily related to lower credit card volume; and
•A decrease of $83 thousand in other operating expenses due to cost savings initiatives implemented during 2020; partially offset by
•Legal and accounting expenses of $387 thousand related to the proposed merger with Banc of California; and
•An increase of $92 thousand in FDIC expenses based on an increased average asset size that resulted from our participation in PPP.

Provision for Income Tax

For the three months ended March 31, 2021, we had income tax expense of $1.4 million as a result of our operating income, compared to an income tax benefit of $991 thousand for the three months ended March 31, 2020, as a result of our operating loss. During the three months ended March 31, 2021 and March 31, 2020, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset, and based on this evaluation, concluded that the Company would be able to realize the deferred tax asset within the period that our operating losses may be carried forward. Positive evidence as of March 31, 2021 included our three-year cumulative income position, forecasted net income for the year, and significant improvements in our asset quality during the quarter. In addition, negative evidence as of March 31, 2020 such as an accumulated deficit, net loss for the quarter, and deterioration in asset quality were remedied over the course of the year, and resulted in retained earnings, net income, and significant decreases in nonaccrual and classified loans as of March 31, 2021.

Financial Condition
Assets
Our total assets decreased by $8 million at March 31, 2021 compared to December 31, 2020. The following table sets forth the composition of our interest earning assets at:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$239,899	$274,245
Interest-bearing time deposits with financial institutions	1,597	1,597
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	7,910	7,910
Securities available for sale, at fair value	43,228	42,183
Loans (net of allowances of $17,127 and $17,452, respectively)	1,227,645	1,209,587

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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of March 31, 2021 and December 31, 2020:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
Securities available for sale at March 31, 2021:
Commercial mortgage backed securities issued by U.S. Agencies	$28,578	$95	$(1,283)	$27,390
Residential mortgage backed securities issued by U.S. Agencies	7,763	94	(3)	7,854
Corporate subordinated indentures	8,033	27	(76)	7,984
Total securities available for sale	$44,374	$216	$(1,362)	$43,228
Securities available for sale at December 31, 2020:
Commercial mortgage backed securities issued by U.S. Agencies	$20,585	$214	$(126)	$20,673
Residential mortgage backed securities issued by U.S. Agencies	14,061	379	(4)	14,436
Corporate subordinated indentures	7,035	42	(3)	7,074
Total securities available for sale	$41,681	$635	$(133)	$42,183

The amortized cost of securities available for sale at March 31, 2021 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, if any, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	March 31, 2021 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
Commercial mortgage backed securities issued by U.S. Agencies	$896	0.84%	$4,823	1.29%	$10,664	1.13%	$12,195	1.40%	$28,578	1.27%
Residential mortgage-backed securities issued by U.S. Agencies	2,643	1.38%	4,574	1.26%	546	1.27%	—	—%	7,763	1.30%
Corporate subordinated indentures	—	—	8,033	3.82%	—	—	—	—%	8,033	3.82%
Total securities available for sale	$3,539	1.24%	$17,430	2.45%	$11,210	1.14%	$12,195	1.40%	$44,374	1.73%

Loans

    The outbreak of COVID-19 will continue to have an impact on our loan portfolio as we experience a prolonged period of economic uncertainty that affects a broad range of industries in which our customers operate. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans. As a result of these risks, we have provided for additional losses in our provision for loan and lease losses with increased qualitative factors to reflect the current economic environment. Our participation in the PPP has allowed us to assist hundreds of our customers in securing funding from the SBA. The Bank was able to begin processing applications for PPP loans on April 3, 2020, the very first day the SBA began accepting applications, due to the preparations made by the Bank at the end of the first quarter. The Bank has been able to process loan applications for approximately $374 million, which was largely for the benefit of the Bank's existing clients who have been impacted by COVID-19. Our loan growth in the first quarter of 2021 is primarily due to these loans funded under the PPP.
The following table sets forth the composition, by loan category, of our loan portfolio at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans, excluding PPP	$321,319	25.8%	$337,427	27.6%
Commercial loans - PPP	280,562	22.5%	229,728	18.8%
Commercial real estate loans – owner occupied	189,203	15.2%	197,336	16.1%
Commercial real estate loans – all other	197,026	15.8%	194,893	15.9%
Residential mortgage loans – multi-family	157,646	12.7%	159,182	13.0%
Residential mortgage loans – single family	10,085	0.8%	12,766	1.0%
Construction and land development loans	11,840	1.0%	11,766	1.0%
Consumer loans	76,669	6.2%	80,759	6.6%
Total loans	1,244,350	100.0%	1,223,857	100.0%
Deferred loan origination costs, net	422		3,182
Allowance for loan and lease losses	(17,127)		(17,452)
Loans, net	$1,227,645		$1,209,587
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

The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at March 31, 2021:

	March 31, 2021
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$11,680	$23,318	$126,436	$161,434
Fixed rate	17,154	70,216	149,265	236,635
Commercial loans
Floating rate	29,428	89,481	19,995	138,904
Fixed rate	71,254	370,111	21,612	462,977
Total	$129,516	$553,126	$317,308	$999,950

(1)Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $167.7 million and $76.7 million, respectively, at March 31, 2021.
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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at March 31, 2021 and December 31, 2020:

	At March 31, 2021	At December 31, 2020
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$19,426	$30,928
Commercial real estate	952	8,814
Consumer	181	174
Total nonaccrual loans	$20,559	$39,916
Total nonaccrual loans to total loans	1.67%	3.30%
Loans past due 90 days and still accruing interest:
Commercial loans	$—	$5,675
Total loans past due 90 days and still accruing interest	$—	$5,675
Other nonperforming assets:
Other foreclosed assets	152	231
Total nonperforming assets	$20,711	$40,147
Restructured loans:
Accruing loans	$5,589	$—
Nonaccruing loans (included in nonaccrual loans above)	3,495	6,712
Total restructured loans	$9,084	$6,712

As the table above indicates, total nonperforming assets decreased by approximately 19.4 million, or 48%, to $20.7 million as of March 31, 2021 from $40.1 million as of December 31, 2020. The decrease in our nonaccrual loans resulted primarily from $11.1 million of payoffs or pay downs on our nonaccrual loans, $10.4 million returning to accrual status, $538 thousand of charge-offs, partially offset by $2.7 million of additions during the three months ended March 31, 2021.
Information Regarding Impaired Loans. At March 31, 2021, loans deemed impaired totaled $26.1 million as compared to $39.9 million at December 31, 2020. We had an average investment in impaired loans of $33.0 million for the three months ended March 31, 2021, as compared to $17.9 million for the three months ended March 31, 2020. The interest that would have been earned during the three months ended March 31, 2021 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $424 thousand.
The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with Accounting Standards Codification 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$14,861	$1,962	13.2%	$19,958	$2,711	13.6%
Impaired loans without specific reserves	11,287	—	—	19,958	—	—
Total impaired loans	$26,148	$1,962	7.5%	$39,916	$2,711	6.8%
The $13.8 million decrease in impaired loans to $26.1 million at March 31, 2021 from $39.9 million at December 31, 2020 was primarily attributable to $11.1 million in principal payments, $10.4 million returned to accrual, $538 thousand charged-off, partially offset by $2.8 million in additions to impaired loans during the three months ended March 31, 2021. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at March 31, 2021, $2.0 million specific reserves were required on our impaired loans and that all impaired loans were otherwise well secured and adequately collateralized.
Allowance for Loan and Lease Losses. The ALLL totaled $17.1 million, representing 1.38% of total loans outstanding at March 31, 2021, as compared to $17.5 million, or 1.43% of loans outstanding, at December 31, 2020. Total loans at March 31, 2021 included $280.6 million of PPP loans that are 100% government guaranteed. The ALLL to total loans excluding the PPP loans at this date was 1.78%, which is a non-GAAP financial measure.
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

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the three months ended March 31, 2021 and 2020.

	Commercial	Real Estate	Construction and land Development	Consumer and Single Family Mortgages	Unallocated	Total
	(Dollars in thousands)
ALLL for the three months ended March 31, 2021:
Balance at beginning of year	$11,255	$3,964	$137	$2,096	$—	$17,452
Charge-offs	(525)	—	—	(13)	—	(538)
Recoveries	209	—	—	4	—	213
Provision	(316)	489	29	(202)	—	—
Balance at March 31, 2021	$10,623	$4,453	$166	$1,885	$—	$17,127
Allowance for loan and lease losses as a percentage of average total loans						1.37%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.38%
Allowance for loan and lease losses as a percentage of nonaccrual loans						83.31%
Ratio of net charge-offs to average loans outstanding (annualized)						0.11%
ALLL for the three months ended March 31, 2020:
Balance at beginning of year	$8,883	$2,897	$34	$1,797	$—	$13,611
Charge-offs	(2,250)	—	—	(64)	—	(2,314)
Recoveries	19	—	—	4	—	23
Provision	4,566	1,471	21	142	—	6,200
Balance at March 31, 2020	$11,218	$4,368	$55	$1,879	$—	$17,520
Allowance for loan and lease losses as a percentage of average total loans						1.57%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.53%
Allowance for loan and lease losses as a percentage of nonaccrual loans						87.51%
Ratio of net charge-offs to average loans outstanding (annualized)						0.82%
    The ALLL decreased by $393 thousand from March 31, 2020 to March 31, 2021 primarily as a result of charge-offs exceeding recoveries and decreases in classified and nonperforming loans during the three months ended March 31, 2021. The reserve for loan losses may include an unallocated amount based upon our judgment as to possible credit losses inherent in the loan portfolio that may not have been captured by historical loss experience, qualitative factors, or specific evaluations of impaired loans. Unallocated reserves may be adjusted for factors including, but not limited to, unexpected or unusual events, volatile market and economic conditions, effects of changes or seasoning in methodologies, regulatory guidance and recommendations, or other factors that may impact borrower operating conditions and loss expectations. Management’s judgment as to unallocated reserves is determined in the context of, but separate from, the historical loss trends and qualitative factors described above. The unallocated reserve for loan losses was zero at March 31, 2021 and December 31, 2020.
    We classify our loan portfolios using asset quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses above in Item 1, provides a summary of loans by portfolio type and asset quality ratings as of March 31, 2021 and December 31, 2020. Loans totaled approximately $1.24 billion at March 31, 2021, an increase of $20.5 million from $1.22 billion at December 31, 2020. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2020 and March 31, 2021:
•Loans rated “Pass” totaled $1.17 billion, an increase of $57.9 million from $1.11 billion at December 31, 2020. The increase was primarily attributable to the $92.6 million of PPP loans funded during the first quarter in addition to upgrades from "Special Mention" of $6.9 million, partially offset by downgrades to “Special Mention” and “Substandard” of $1.0 million and $2.5 million, respectively, and pay downs of principal payments.

•Loans rated “Special Mention” totaled $11.6 million, a decrease of $10.2 million from $21.8 million at December 31, 2020. The decrease was primarily the result of $6.9 million upgraded to "Pass", $3.5 million of payoffs and principal payments, $790 thousand downgraded to "Substandard", partially offset by $1.0 million downgraded from "Pass".
•Loans rated “Substandard” totaled $62.9 million, a decrease of $26.7 million from $89.6 million at December 31, 2020. This decrease was primarily the result of $24.7 million in principal payments, $5.7 million in upgraded notes, partially offset by $2.5 million downgraded from "Pass" and $787 thousand downgraded from "Special Mention". The loans downgraded from the "Pass" rating had been rated "Watch", a rating within our "Pass" rating that receives more oversight and attention by management.
•Loans rated "Doubtful" totaled $107 thousand at March 31, 2021, a decrease from $641 thousand at December 31, 2020. This decrease was the result of charge-offs of $525 thousand, partially offset by principal payments of $9 thousand.
Our loss migration analysis currently utilizes a series of nineteen staggered 16-quarter migration periods. As a result, for purposes of determining applicable loss factors at March 31, 2021, our migration analysis covered the period from March 31, 2017 to March 31, 2021. We believe this was consistent with and reasonably reflects current economic conditions, portfolio trends and the risks that were inherent in our loan portfolio at March 31, 2021.
The table below sets forth loan delinquencies, by quarter, for the five preceding quarters ended March 31, 2021.

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$578	$9,670	$7,814	$11,857	$3,671
Commercial real estate	—	1,837	1,934	—	—
Residential mortgages	—	—	—	375	—
Consumer loans	45	—	145	180	94
	623	11,507	9,893	12,412	3,765
30-89 days:
Commercial loans	1,447	8,927	14,363	5,912	20,903
Commercial real estate	—	—	11,200	1,063	955
Land development loans	—	—	—	—	—
Consumer loans	102	65	53	200	579
	1,549	8,992	25,616	7,175	22,437
Total Past Due(1)(2):	$2,172	$20,499	$35,509	$19,587	$26,202

(1)Past due balances include nonaccrual loans.

As the above table indicates, total past due loans decreased by $18.3 million, to $2.2 million at March 31, 2021 from $20.5 million at December 31, 2020. Loans past due 90 days or more decreased by $10.9 million, to $623 thousand at March 31, 2021, from $11.5 million at December 31, 2020.
Loans 30-89 days past due decreased by $7.4 million to $1.5 million at March 31, 2021 from $9.0 million at December 31, 2020 primarily attributable to $6.7 million paid current and principal payments of $2.3 million, partially offset by $1.5 million of additions.
Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the three months ended March 31, 2021 and year ended December 31, 2020:

	Three Months Ended March 31, 2021		Year Ended December 31, 2020
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$610,905	—	$588,557	—
Interest-bearing checking accounts	140,205	0.08%	113,711	0.15%
Money market and savings deposits	392,543	0.22%	416,953	0.58%
Time deposits(1)	204,600	1.16%	248,801	1.98%
Total deposits	$1,348,253	0.25%	$1,368,022	0.55%

(1)Comprised of time certificates of deposit in denominations of less than and more than $250,000.
Deposit Totals
Deposits totaled $1.4 billion at March 31, 2021 as compared to $1.4 billion at December 31, 2020. Deposit growth was primarily concentrated in interest bearing and noninterest bearing demand deposits as a result of PPP loan funding. The following table provides information regarding the mix of our deposits at March 31, 2021 and December 31, 2020:

	At March 31, 2021		At December 31, 2020
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Deposits
Noninterest bearing demand deposits	$649,407	46.9%	$647,115	46.8%
Savings and other interest-bearing transaction deposits	535,421	38.7%	522,524	37.8%
Time deposits(1)	198,943	14.4%	213,708	15.4%
Total deposits	$1,383,771	100.0%	$1,383,347	100.0%

(1)Comprised of time certificates of deposit in denominations of less than and more than $250,000.
Certificates of deposit in denominations of $250,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $84.9 million, or 6.1%, of total deposits at March 31, 2021, as compared to $91.0 million, or 6.6%, of total deposits at December 31, 2020.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Maturities	Certificates of Deposit Under $ 250,000	Certificates of Deposit $250,000 or more	Certificates of Deposit Under $ 250,000	Certificates of Deposit $250,000 or more
	(Dollars in thousands)
Three months or less	$24,830	$19,134	$32,155	$31,986
Over three and through six months	25,250	27,819	22,352	18,206
Over six and through twelve months	20,802	14,290	40,222	30,572
Over twelve months	43,209	23,609	27,959	10,256
Total	$114,091	$84,852	$122,688	$91,020
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
    During the three months ended March 31, 2021, we did not recognize additional operating liabilities or corresponding ROU assets based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. Refer to the Note 1, Significant Accounting Policies and Note 6, Leases above in Item 1 for further detail.

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
Our liquid assets, which included cash and due from banks, Federal Funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding FRBSF and FHLB stock) totaled $261.6 million, which represented 17% of total assets, at March 31, 2021. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future. We believe that during this period of uncertain economic conditions related to COVID, our liquidity position is strong, and will be closely monitored as conditions change.
Cash Flow Provided by Operating Activities. During the three months ended March 31, 2021, operating activities provided net cash of $1.3 million, primarily attributable to our net income of $3.4 million, partially offset by $1.0 million of accretion of deferred fees on loans, and a $1.0 million increase in accrued interest receivable. During the three months ended March 31, 2020, operating activities provided net cash of $2.3 million, primarily attributable to our a $6.2 million non-cash adjustment related to our provision for loan and lease losses, partially offset by a $1.7 million decrease in other liabilities and $812 thousand increase to deferred taxes.
Cash Flow Used In Investing Activities. During the three months ended March 31, 2021, investing activities used net cash of $19.7 million, primarily attributable to a $17.1 million increase in loans, and $10.1 million purchase of securities, offset by $5.7 million in proceeds from the sale of securities and $1.8 million of cash provided from maturities of and principal payments on securities available for sale and other stock. During the three months ended March 31, 2020, investing activities provided net cash of $17.2 million, primarily attributable to a $18.5 million increase in loans, offset by $1.4 million of cash provided from maturities of and principal payments on securities available for sale and other stock.
Cash Flow Used In Financing Activities. During the three months ended March 31, 2021, financing activities used net cash of $9.5 million, which was primarily a $10.0 million repayment of borrowings, partially offset by a $424 thousand decrease in our deposits. During the three months ended March 31, 2020, financing activities provided net cash of $186.8 million which consisted of a $96.7 million increase in our deposits and net proceeds of $90 million in borrowings.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At March 31, 2021 and December 31, 2020, the loan-to-deposit ratio was 90% and 88%, respectively.
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
The following table sets forth the capital and capital ratios of the Bank (on a stand-alone basis) at March 31, 2021, as compared to the regulatory requirements applicable to it.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk Weighted Assets	$187,050	16.8%	$133,331	At least 8.625%	$111,678	At least 10.0%

Common Equity Tier 1 Capital to Risk Weighted Assets	$173,047	15.5%	$57,235	At least 5.125%	$72,591	At least 6.5%

Tier 1 Capital to Risk Weighted Assets	$173,047	15.5%	$73,987	At least 6.625%	$89,343	At least 8.0%

Tier 1 Capital to Average Assets	$173,047	11.2%	$61,835	At least 4.0%	$77,294	At least 5.0%
    As the above table indicates, at March 31, 2021, the Bank (on a stand-alone basis) qualified as a “well-capitalized” institution under federally mandated capital standards and federally established prompt corrective action regulations. Since March 31, 2021, there have been no events or circumstances known to us which have changed or which are expected to result in a change in the Bank’s classifications as a well-capitalized institution.
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At March 31, 2021, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution under the capital adequacy guidelines described above.
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
    The principal source of cash available to a bank holding company consists of cash dividends from its bank subsidiaries. There are currently several restrictions on the Bank’s ability to pay us cash dividends. Government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state-chartered banks, limits the amount of funds that the Bank is permitted to dividend to us. Further, Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company. We have committed to obtaining approval from the FRB and the CDFPI prior to Bancorp paying any dividends, or making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. There can be no assurance that our regulators will approve such payments or dividends in the future. Refer to “Supervision and Regulation” in Item 1 of our 2020 Form 10-K and Note 15, Shareholders’ Equity in the notes to our consolidated financial statements on our 2020 Form 10-K for more detail regarding the regulatory restrictions on our and the Bank’s ability to pay dividends. In addition, we currently have sufficient cash on hand to meet our cash obligations. As a result, we do not expect that these restrictions will impact our ability to meet our cash obligations.

Off-Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2021 and December 31, 2020, we were committed to fund certain loans including letters of credit amounting to approximately $341 million and $347 million, respectively.
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
Contractual Obligations
Borrowings. At March 31, 2021 and December 31, 2020, our borrowings consisted of the following:

(Dollars in thousands)	March 31, 2021	December 31, 2020
FHLB advances—short-term	$—	$10,000
Total	$—	$10,000

At March 31, 2021, $439 million of loans were pledged to support our unfunded borrowing capacity. At March 31, 2021, we had unused borrowing capacity of $286 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the three months ended March 31, 2021 was $10.0 million from the FHLB. The highest amount of borrowings outstanding at any month end in 2020 consisted of $124.0 million of borrowings from the FHLB. At March 31, 2021 and December 31, 2020, commercial and consumer loans of $130 million and $146 million, respectively, were pledged to secure borrowings from the FRB to support our unfunded borrowing capacity of $94 million and $106 million, respectively.
Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At March 31, 2021, we had outstanding approximately $17.5 million principal amount of Debentures, of which $17.0 million would qualify as additional Tier 1 capital for regulatory purposes as of March 31, 2021 if we were to surpass the reporting threshold of $3 billion in total assets.
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
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. We have committed to obtaining approval from the FRB and the CDFPI prior to making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. Refer to “Supervision and Regulation” in Item 1 of our 2020 Form 10-K for further detail. As of March 31, 2021, we were current on all interest payments. There can be no assurance that our regulators will approve such payments in the future.

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
There have been no significant changes during the three months ended March 31, 2021 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Policies within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Form 10-K.

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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2021, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
We are subject to legal actions that arise from time to time in the ordinary course of our business. Currently, neither we nor any of our subsidiaries is a party to, and none of our or our subsidiaries’ property is the subject of, any material legal proceeding.

ITEM 1A.     RISK FACTORS
There have been no material changes in our assessment of our risk factors from those set forth in our 2020 Form 10-K.

ITEM 6.     EXHIBITS

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger, dated March 22, 2021, by and between Banc of California, Inc. and Pacific Mercantile Bancorp (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Commission on March 23, 2021.)

3.1	Amended and Restated Articles of Incorporation of Pacific Mercantile Bancorp (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on May 16, 2019)

3.2	Pacific Mercantile Bancorp Bylaws, amended and restated as of May 16, 2018 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on May 16, 2018)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2021.

PACIFIC MERCANTILE BANCORP

By:	/s/ BRADFORD R. DINSMORE
Bradford R. Dinsmore
President and Chief Executive Officer
(Principal Executive Officer)

PACIFIC MERCANTILE BANCORP

By:	/s/ CURT A. CHRISTIANSSEN
Curt A. Christianssen
Chief Financial Officer
(Principal Financial Officer)