Form 10-Q
period 2021-06-30
PACIFIC MERCANTILE BANCORP
filed 2021-08-13
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐   No  ☒
As of August 12, 2021, there were 22,423,625 shares of Common Stock and 1,467,155 shares of Non-Voting Common Stock outstanding.

PACIFIC MERCANTILE BANCORP
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$17,085	$12,024
Interest bearing deposits with financial institutions	344,357	274,245
Cash and cash equivalents	361,442	286,269
Interest-bearing time deposits with financial institutions	1,597	1,597
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	7,898	7,910
Securities available for sale, at fair value	24,321	42,183
Loans (net of allowances of $17,268 and $17,452, respectively)	1,096,179	1,209,587
Accrued interest receivable	4,128	5,666
Premises and equipment, net	551	779
Net deferred tax assets	9,395	8,502
Intangible assets	396	389
Other assets	28,571	24,708
Total assets	$1,534,478	$1,587,590
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$623,215	$647,115
Interest-bearing	711,902	736,232
Total deposits	1,335,117	1,383,347
Borrowings	—	10,000
Accrued interest payable	147	188
Other liabilities	15,238	17,779
Junior subordinated debentures	17,527	17,527
Total liabilities	1,368,029	1,428,841
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, no par value, 85,000,000 shares of voting common stock and 2,000,000 shares of non-voting common stock authorized; 22,423,625 and 22,191,260 voting shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively; 1,467,155 non-voting shares issued and outstanding at June 30, 2021 and December 31, 2020	155,642	154,454
Retained earnings	11,661	4,379
Accumulated other comprehensive loss	(854)	(84)
Total shareholders’ equity	166,449	158,749
Total liabilities and shareholders’ equity	$1,534,478	$1,587,590

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income:
Loans, including fees	$12,155	$15,291	$25,486	$29,078
Securities available for sale and stock	318	210	633	471
Interest-bearing deposits with financial institutions	66	79	118	800
Total interest income	12,539	15,580	26,237	30,349
Interest expense:
Deposits	692	1,963	1,518	4,928
Borrowings	146	299	280	630
Total interest expense	838	2,262	1,798	5,558
Net interest income	11,701	13,318	24,439	24,791
Provision for loan and lease losses	—	2,850	—	9,050
Net interest income after provision for loan and lease losses	11,701	10,468	24,439	15,741
Noninterest income
Service fees on deposits and other banking services	814	625	1,634	1,147
Net gain on sale of securities available for sale	396	—	536	—
Net gain on sale of loans	878	—	878	—
Net loss on sale of other assets	(47)	(53)	(93)	(47)
Other noninterest income	824	599	1,648	1,165
Total noninterest income	2,865	1,171	4,603	2,265
Noninterest expense
Salaries and employee benefits	5,517	5,462	11,178	11,531
Occupancy	753	668	1,409	1,339
Equipment and depreciation	485	508	980	959
Data processing	506	592	1,068	1,236
FDIC expense	80	210	365	403
Professional fees	680	702	1,562	1,563
Merger related expenses	584	—	971	—
Business development	144	137	265	309
Loan related expense	15	152	172	277
Insurance	71	63	141	126
Other operating expense	358	440	746	908
Total noninterest expense	9,193	8,934	18,857	18,651
Income (loss) before income taxes	5,373	2,705	10,185	(645)
Income tax expense (benefit)	1,479	800	2,903	(190)
Net income (loss) allocable to common shareholders	$3,894	$1,905	$7,282	$(455)
Basic income per common share:
Net income (loss) allocable to common shareholders	$0.16	$0.08	$0.31	$(0.02)
Diluted income per common share:
Net income (loss) allocable to common shareholders	$0.16	$0.08	$0.30	$(0.02)
Weighted average number of common shares outstanding:
Basic	23,633,059	23,502,400	23,597,548	23,488,721
Diluted	23,954,624	23,713,486	23,885,504	23,488,721

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$3,894	$1,905	$7,282	$(455)
Other comprehensive income (loss), net of tax:
Change in unrealized holding (loss) gain on securities available for sale	787	141	(234)	688
Less: Reclassification adjustment for net gains included in net income	396	—	536	—
Net unrealized holding (loss) gain on securities available for sale	391	141	(770)	688
Total comprehensive income	$4,285	$2,046	$6,512	$233

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
(Unaudited)
For the Three and Six Months Ended June 30, 2021 and 2020

	Common stock		Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount
Balance at December 31, 2020	23,658	$154,454	$4,379	$(84)	$158,749
Issuance of restricted stock, net	113	—	—	—	—
Common stock based compensation expense	—	226	—	—	226
Common stock options exercised	16	69	—	—	69
Net income	—	—	3,388	—	3,388
Other comprehensive loss	—	—	—	(1,161)	(1,161)
Balance at March 31, 2021	23,787	$154,749	$7,767	$(1,245)	$161,271
Issuance of restricted stock, net	1	—	—	—	—
Common stock based compensation expense	—	239	—	—	239
Common stock options exercised	103	654	—	—	654
Net income	—	—	3,894	—	3,894
Other comprehensive income	—	—	—	391	391
Balance at June 30, 2021	23,891	$155,642	$11,661	$(854)	$166,449

	Common stock		Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount
Balance at December 31, 2019	23,574	$153,570	$(3,955)	$(567)	$149,048
Issuance of restricted stock, net	19	—	—	—	—
Common stock based compensation expense	—	214	—	—	214
Common stock options exercised	11	50	—	—	50
Net loss	—	—	(2,360)	—	(2,360)
Other comprehensive income	—	—	—	547	547
Balance at March 31, 2020	23,604	$153,834	$(6,315)	$(20)	$147,499
Issuance of restricted stock, net	23	—	—	—	—
Common stock based compensation expense	—	212	—	—	212
Net income	—	—	1,905	—	1,905
Other comprehensive income	—	—	—	141	141
Balance at June 30, 2020	23,627	$154,046	$(4,410)	$121	$149,757

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$7,282	$(455)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	154	198
Provision for loan and lease losses	—	9,050
Amortization of premium on securities	58	64
Net gain on sale of securities available for sale	(536)	—
Net accretion of deferred fees and unearned income on loans	(1,694)	(1,544)
Net loss on sale of other assets	93	47
Net gain on sale of loans	(878)	—
Small Business Administration loan originations	(2,103)	—
Proceeds from sale of Small Business Administration loans	2,368	—
Stock-based compensation expense	465	426
Changes in operating assets and liabilities:
Net (increase) decrease in accrued interest receivable	1,538	(1,334)
Net (increase) decrease in other assets	(3,348)	147
Net (increase) in deferred taxes	(570)	(1,671)
Net (increase) income taxes receivable	(541)	(233)
Net (decrease) in accrued interest payable	(41)	(110)
Net (decrease) in other liabilities	(2,541)	(1,479)
Net cash used in operating activities	(294)	3,106
Cash Flows From Investing Activities:
Net decrease in interest-bearing time deposits with financial institutions	—	75
Maturities of and principal payments received on securities available for sale and other stock	2,759	3,044
Purchase of securities available for sale and other stock	(10,119)	—
Proceeds from sale of securities available for sale and other stock	24,619	—
Purchase of other investments	(74)	—
Principal payments received on other investments	29	—
Net (increase) decrease in loans	115,668	(240,156)
Purchases of premises and equipment	(15)	(239)
Proceeds from sale of other assets	107	93
Net cash provided by investing activities	132,974	(237,183)
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(48,230)	228,956
Proceeds from borrowings	—	113,962
Payments of borrowings	(10,000)	(70,000)
Proceeds from exercise of common stock options	723	50
Net cash provided by (used in) financing activities	(57,507)	272,968
Net change in cash and cash equivalents	75,173	38,891
Cash and Cash Equivalents, beginning of period	286,269	220,138
Cash and Cash Equivalents, end of period	$361,442	$259,029
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$1,839	$5,668
Cash paid for income taxes	$4,065	$1,248
Noncash Investing Activities:
Transfer of loans into other assets	$—	$639

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
On March 22, 2021, PMBC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Banc of California, Inc., a Maryland corporation (“Banc of California”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, PMBC will merge with and into Banc of California (the “Merger”), with Banc of California surviving the Merger. Promptly following the Merger, the Bank will merge with and into Banc of California’s wholly-owned bank subsidiary, Banc of California, National Association, a national banking association (the “Bank Merger”). Banc of California, National Association will be the surviving bank in the Bank Merger. The Merger Agreement was adopted and approved by the Board of Directors of each of PMBC and Banc of California. The closing of the Merger, which is expected to occur in the third quarter of 2021, is contingent upon receipt of necessary regulatory approvals, along with the satisfaction of other customary closing conditions.

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
Principles of Consolidation
Our consolidated financial statements as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020 include the accounts of PMBC and the Bank. All significant intercompany balances and transactions were eliminated in consolidation.
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
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes," which eliminates certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance is effective for public business entities for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. We adopted this guidance on January 1, 2021, with no material impact to income tax related to this pronouncement.

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
In October 2020, the FASB issued ASU 2020-08, "Codification Improvements to Subtopic 310-20, Receivables –
Nonrefundable Fees and Other Costs," which clarified that for each reporting period, an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 of the FASB Accounting Standards Codification. This
guidance is effective for public business entities for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. We adopted this guidance on January 1, 2021 and there was no material impact to our financial statements.

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
FHLB and FRBSF Stock. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF. During the three and six months ended June 30, 2021, we purchased no FHLB or FRBSF stock. No shares of FHLB stock or FRBSF stock were called during the three and six months ended June 30, 2021. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.
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

Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020:

	At June 30, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Debt securities available for sale
Commercial mortgage backed securities issued by U.S. agencies	$24,580	$—	$24,580	$—
Residential mortgage backed securities issued by U.S. agencies	331	—	331	—
Corporate subordinated debt	—	—	—	—
Total debt securities available for sale at fair value	$24,911	$—	$24,911	$—

	At December 31, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Debt securities available for sale
Commercial mortgage backed securities issued by U.S. agencies	$20,673	$—	$20,673	$—
Residential mortgage backed securities issued by U.S. agencies	14,436	—	14,436	—
Corporate subordinated debt	7,074	—	7,074	—
Total debt securities available for sale at fair value	$42,183	$—	$42,183	$—
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

	At June 30, 2021				At December 31, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Impaired loans	$29,338	$—	$—	$29,338	$39,916	$—	$—	$39,916
Other foreclosed assets	45	—	45	—	231	—	231	—
Total	$29,383	$—	$45	$29,338	$40,147	$—	$231	$39,916

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
    For our fair value measurements classified in Level 3 of the fair value hierarchy as of June 30, 2021, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of June 30, 2021	Valuation Techniques(2)	Unobservable Inputs(2)	Range	Weighted Average
	(Dollars in thousands)
Assets
Impaired loans	$29,338	Third-Party Pricing	Discounted cash flow	N/A (1)	N/A (1)

(1)As part of our process, we obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.
(2)As of June 30, 2021, there has been no change to our valuation techniques or the types of unobservable inputs used in the calculation of fair value from December 31, 2020.

Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of June 30, 2021 and December 31, 2020, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At June 30, 2021					At December 31, 2020
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$361,442	$361,442	$361,442	$—	$—	$286,269	$286,269	286,269	—	—
Interest-bearing deposits with financial institutions	1,597	1,597	1,597	—	—	1,597	1,597	1,597	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	7,898	7,898	7,898	—	—	7,910	7,910	7,910	—	—
Loans, net	1,096,179	1,102,946	—	—	1,102,946	1,209,587	1,218,096	—	—	1,218,096
Accrued interest receivable	4,128	4,128	4,128	—	—	5,666	5,666	5,666	—	—
Financial liabilities:
Noninterest bearing deposits	623,215	623,215	623,215	—	—	647,115	647,115	647,115	—	—
Interest-bearing deposits	711,902	712,889	—	712,889	—	736,232	737,888	—	737,888	—
FHLB borrowings	—	—	—	—	—	10,000	10,009	—	10,009	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	147	147	147	—	—	188	188	188	—	—

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at June 30, 2021 and December 31, 2020:

(Dollars in thousands)	June 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
Commercial mortgage backed securities issued by U.S. Agencies(1)	$24,580	$—	$(589)	$23,991	$20,585	$214	$(126)	$20,673
Residential mortgage backed securities issued by U.S. Agencies(2)	331	2	(3)	330	14,061	379	(4)	14,436
Corporate subordinated debt	—	—	—	—	7,035	42	(3)	7,074
Total	$24,911	$2	$(592)	$24,321	$41,681	$635	$(133)	$42,183

(1)Secured by first liens on commercial apartment building mortgages.
(2)Secured by closed-end first liens on 1-4 family residential mortgages.

At June 30, 2021 and December 31, 2020, U.S. agency residential mortgage backed securities with an aggregate fair market value of $304 thousand and $2.0 million, respectively, were pledged to secure repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at June 30, 2021 and December 31, 2020 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At June 30, 2021 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$697	$2,322	$9,809	$12,083	$24,911
Securities available for sale, estimated fair value	686	2,263	9,590	11,782	24,321
Weighted average yield	1.48%	1.22%	1.10%	1.41%	1.27%

	At December 31, 2020 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$5,657	$19,953	$6,368	$9,703	$41,681
Securities available for sale, estimated fair value	5,770	20,353	6,422	9,638	42,183
Weighted average yield	1.27%	2.27%	1.27%	1.38%	1.77%
We purchased zero and $10.0 million, respectively, of securities available for sale during the three and six months ended June 30, 2021 and no securities available for sale during the three and six months ended June 30, 2020. We sold $18.9 million and $24.6 million of securities available for sale during the three and six months ended June 30, 2021, respectively, for a total net gain on sale of $396 thousand and $536 thousand, respectively. We had no sales of securities available for sale during the three and six months ended June 30, 2020.

The tables below indicate, as of June 30, 2021 and December 31, 2020, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at June 30, 2021
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial mortgage backed securities issued by U.S. Agencies	$23,991	$(589)	$—	$—	$23,991	$(589)
Residential mortgage backed securities issued by U.S. Agencies	64	(1)	111	(2)	175	(3)
Corporate subordinated debt	—	—	—	—	—	—
Total	$24,055	$(590)	$111	$(2)	$24,166	$(592)

	Securities with Unrealized Loss at December 31, 2020
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial mortgage backed securities issued by U.S. Agencies	$7,483	$(126)	$—	$—	$7,483	$(126)
Residential mortgage backed securities issued by U.S. Agencies	68	(1)	126	(3)	194	(4)
Corporate subordinated debt	4,032	(3)	—	—	4,032	(3)
Total	$11,583	$(130)	$126	$(3)	$11,709	$(133)

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
Through the impairment assessment process, we determined that there were no available-for-sale debt securities that were other-than-temporarily impaired at June 30, 2021. We recorded no impairment credit losses on available-for-sale debt securities in our consolidated statements of operations for the three and six months ended June 30, 2021 and 2020.
We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of June 30, 2021 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

Equity Investments Without Readily Determinable Fair Value
As of June 30, 2021, we had three investments in private companies and limited partnerships without a readily determinable fair value. As of June 30, 2021, we owned less than 3% of the total investment in each such company or partnership. Under ASU 2016-01, we elected to measure these equity investments using the measurement alternative, which requires that these investments are measured at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. During the three and six months ended June 30, 2021, these investments were not impaired and there were no observable price changes. As a result, the balance shown below as of June 30, 2021 represents the cost of the investments and is included within other assets on the consolidated statements of financial condition. During the three and six months ended June 30, 2021, we had zero and $74 thousand of capital contributions to these investments, respectively, offset by distributions of $12 thousand and $29 thousand, respectively. During the three and six months ended June 30, 2020, we had $199 thousand of capital contributions to these investments. As of June 30, 2021 and December 31, 2020, our equity investments without readily determinable fair value were as follows:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Equity investments without readily determinable fair value	$2,718	$2,673

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans, excluding PPP	$284,416	25.6%	$337,427	27.6%
Commercial loans - PPP	177,961	16.0%	229,728	18.8%
Commercial real estate loans – owner occupied	186,522	16.8%	197,336	16.1%
Commercial real estate loans – all other	204,486	18.4%	194,893	15.9%
Residential mortgage loans – multi-family	160,563	14.4%	159,182	13.0%
Residential mortgage loans – single family	9,511	0.9%	12,766	1.0%
Construction and land development loans	11,907	1.1%	11,766	1.0%
Consumer loans	76,325	6.8%	80,759	6.6%
Gross loans	1,111,691	100.0%	1,223,857	100.0%
Deferred costs, net	1,756		3,182
Allowance for loan and lease losses	(17,268)		(17,452)
Loans, net	$1,096,179		$1,209,587
At June 30, 2021, commercial loans included $178.0 million of loans originated through the Paycheck Protection Program ("PPP"), which is administered by the Small Business Administration ("SBA") and was established by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), and subsequently modified by the Paycheck Protection Program Flexibility Act ("PPPFA"). The PPP loans are 100% guaranteed by the SBA and the principal and interest may be forgiven by the SBA if the borrower demonstrates that the loan proceeds were used as prescribed by the governing legislation and regulations during either an 8-week or 24-week period following funding (the "Covered Period"). Borrowers began submitting applications for forgiveness in the third quarter of 2020 and have until 10 months following the end of their Covered Period to apply. As of June 30, 2021, $209.2 million of our originated PPP loans have been forgiven by the SBA.
At June 30, 2021 and December 31, 2020, real estate loans of approximately $413 million and $434 million, respectively, were pledged to secure borrowings obtained from the FHLB and to support our unfunded borrowing capacity. At June 30, 2021 and December 31, 2020, commercial and consumer loans of $124 million and $146 million, respectively, were pledged to secure borrowings from the FRB to support our unfunded borrowing capacity. During the three and six months ended June 30, 2021, we sold $2.4 million of SBA loans for a gain on sale of $278 thousand. No loans were sold or purchased during the three and six months ended June 30, 2020.
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
    Set forth below is a summary of the activity in the ALLL, by portfolio type, during the three and six months ended June 30, 2021 and 2020:

	Commercial (excl PPP)	Commercial PPP	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
	(Dollars in thousands)
ALLL in the three months ended June 30, 2021:
Balance at beginning of period	$10,623	$—	$4,453	$166	$1,885	$—	$17,127
Charge offs	—	—	—	—	(2)	—	(2)
Recoveries	63	—	29	—	51	—	143
Provision	1,600	—	(1,724)	(5)	129	—	—
Balance at end of period	$12,286	$—	$2,758	$161	$2,063	$—	$17,268
ALLL in the six months ended June 30, 2021:
Balance at beginning of period	$11,255	$—	$3,964	$137	$2,096	$—	$17,452
Charge offs	(525)	—	—	—	(15)	—	(540)
Recoveries	273	—	29	—	54	—	356
Provision	1,283	—	(1,235)	24	(72)	—	—
Balance at end of period	$12,286	$—	$2,758	$161	$2,063	$—	$17,268
ALLL in the three months ended June 30, 2020:
Balance at beginning of period	$11,218	$—	$4,368	$55	$1,879	$—	$17,520
Charge offs	(2,229)	—	—	—	(20)	—	(2,249)
Recoveries	42	—	—	—	3	—	45
Provision	2,456	—	365	22	7	—	2,850
Balance at end of period	$11,487	$—	$4,733	$77	$1,869	$—	$18,166
ALLL in the six months ended June 30, 2020:
Balance at beginning of period	$8,883	$—	$2,897	$34	$1,797	$—	$13,611
Charge offs	(4,478)	—	—	—	(84)	—	(4,562)
Recoveries	60	—	—	—	7	—	67
Provision	7,022	—	1,836	43	149	—	9,050
Balance at end of period	$11,487	$—	$4,733	$77	$1,869	$—	$18,166

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of June 30, 2021 and December 31, 2020.

	Commercial (exclu PPP)	Commercial PPP	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
	(Dollars in thousands)
ALLL balance at June 30, 2021 related to:
Loans individually evaluated for impairment	$7,908	$—	$—	$—	$—	$—	$7,908
Loans collectively evaluated for impairment	4,378	—	2,758	161	2,063	—	9,360
Total	$12,286	$—	$2,758	$161	$2,063	$—	$17,268
Loan balance at June 30, 2021 related to:
Loans individually evaluated for impairment	$23,882	$—	$5,318	$—	$—	$—	$29,200
Loans collectively evaluated for impairment	260,534	177,961	546,253	11,907	85,836	—	1,082,491
Total	$284,416	$177,961	$551,571	$11,907	$85,836	$—	$1,111,691
ALLL balance at December 31, 2020 related to:
Loans individually evaluated for impairment	$2,711	$—	$—	$—	$—	$—	$2,711
Loans collectively evaluated for impairment	8,544	—	3,964	137	2,096	—	14,741
Total	$11,255	$—	$3,964	$137	$2,096	$—	$17,452
Loan balance at December 31, 2020 related to:
Loans individually evaluated for impairment	$30,886	$—	$6,661	$—	$—	$—	$37,547
Loans collectively evaluated for impairment	306,541	229,728	544,751	11,766	93,525	—	1,186,310
Total	$337,427	$229,728	$551,412	$11,766	$93,525	$—	$1,223,857

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factor into our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at June 30, 2021 and December 31, 2020:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
	(Dollars in thousands)
At June 30, 2021
Commercial loans, excluding PPP	$1,520	$1,299	$541	$3,360	$281,056	$284,416	$—
Commercial loans - PPP	—	—	—	—	177,961	177,961	—
Commercial real estate loans – owner-occupied	—	—	—	—	186,522	186,522	—
Commercial real estate loans – all other	—	—	—	—	204,486	204,486	—
Residential mortgage loans – multi-family	—	—	—	—	160,563	160,563	—
Residential mortgage loans – single family	—	—	—	—	9,511	9,511	—
Construction and land development loans	—	—	—	—	11,907	11,907	—
Consumer loans	39	—	45	84	76,241	76,325	—
Total	$1,559	$1,299	$586	$3,444	$1,108,247	$1,111,691	$—
At December 31, 2020
Commercial loans, excluding PPP	$5,281	$3,646	$9,670	$18,597	$318,830	$337,427	$5,675
Commercial loans - PPP	—	—	—	—	229,728	229,728	—
Commercial real estate loans – owner-occupied	—	—	—	—	197,336	197,336	—
Commercial real estate loans – all other	—	—	1,837	1,837	193,056	194,893	—
Residential mortgage loans – multi-family	—	—	—	—	159,182	159,182	—
Residential mortgage loans – single family	—	—	—	—	12,766	12,766	—
Construction and land development loans	—	—	—	—	11,766	11,766	—
Consumer loans	—	65	—	65	80,694	80,759	—
Total	$5,281	$3,711	$11,507	$20,499	$1,203,358	$1,223,857	$5,675

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at June 30, 2021, and $5.7 million loans 90 days or more past due and still accruing interest at December 31, 2020. In certain instances, when a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received (referred to as full nonaccrual basis of accounting), except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income (referred to as nonaccrual cash basis of accounting). Nonaccrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.

The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$22,936	$30,928
Commercial real estate loans – owner occupied	830	6,978
Commercial real estate loans – all other	—	1,836
Consumer	138	174
Total(1)	$23,904	$39,916

(1)    Nonaccrual loans may include loans that are currently considered performing loans.

 We classify our loan portfolio using internal asset quality ratings. The following table provides a summary of loans by portfolio type and our internal asset quality ratings as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Pass:
Commercial loans, excluding PPP	$240,372	$263,616
Commercial loans - PPP	177,961	229,728
Commercial real estate loans – owner occupied	169,658	162,250
Commercial real estate loans – all other	203,709	192,264
Residential mortgage loans – multi family	159,598	158,816
Residential mortgage loans – single family	9,510	12,766
Construction and land development loans	11,408	11,766
Consumer loans	76,182	80,576
Total pass loans	$1,048,398	$1,111,782
Special Mention:
Commercial loans	$9,927	$13,763
Commercial real estate loans – owner occupied	—	6,882
Commercial real estate loans – all other	—	793
Residential mortgage loans – multi family	—	366
Total special mention loans	$9,927	$21,804
Substandard:
Commercial loans	$29,656	$59,408
Commercial real estate loans – owner occupied	16,864	28,203
Commercial real estate loans – all other	777	1,837
Residential mortgage loans – multi family	965	—
Construction and land development loans	500	—
Consumer loans	144	182
Total substandard loans	$48,906	$89,630
Doubtful:
Commercial loans	$4,460	$641
Total doubtful loans	$4,460	$641
Total Loans:	$1,111,691	$1,223,857

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
The following table sets forth information regarding impaired loans, at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Impaired loans:
Nonaccruing loans	$20,564	$33,204
Nonaccruing restructured loans	3,340	6,712
Accruing restructured loans(1)	5,434	—
Total impaired loans	$29,338	$39,916
Impaired loans less than 90 days delinquent and included in total impaired loans	$28,751	$34,085

(1)See “Troubled Debt Restructurings” below for a description of accruing restructured loans at June 30, 2021 and December 31, 2020.

The table below contains additional information with respect to impaired loans, by portfolio type, as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans, excluding PPP	$4,827	$11,181	$—	$10,970	$19,530	$—
Commercial real estate loans – owner occupied	5,318	6,006	—	6,978	7,633	—
Commercial real estate loans – all other	—	—	—	1,836	1,837	—
Consumer loans	138	170	—	174	197	—
Total	$10,283	$17,357	$—	$19,958	$29,197	$—
With allowance recorded:
Commercial loans, excluding PPP	$19,055	$19,418	$7,908	$19,958	$20,040	$2,711
Total	$19,055	$19,418	$7,908	$19,958	$20,040	$2,711
All impaired loans
Commercial loans, excluding PPP	$23,882	$30,599	$7,908	$30,928	$39,570	$2,711
Commercial real estate loans – owner occupied	5,318	6,006	—	6,978	7,633	—
Commercial real estate loans – all other	—	—	—	1,836	1,837	—
Consumer loans	138	170	—	174	197	—
Total	$29,338	$36,775	$7,908	$39,916	$49,237	$2,711

(1)When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At June 30, 2021 and December 31, 2020, there were $10.3 million and $20.0 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at June 30, 2021 for which no specific reserves were allocated, $7.6 million had been deemed impaired in the prior year.

Average balances and interest income recognized on impaired loans, by portfolio type, for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(Dollars in thousands)
No allowance recorded:
Commercial loans, excluding PPP	$5,227	$28	$13,784	$19	$7,141	$83	$11,855	$115
Commercial real estate loans – owner occupied	5,399	61	6,297	—	5,925	61	6,367	—
Commercial real estate loans – all other	—	—	—	—	612	—	—	—
Consumer loans	160	—	221	—	164	—	172	—
Total	10,786	89	20,302	19	13,842	144	18,394	115
With allowance recorded:
Commercial loans, excluding PPP	16,958	73	2,048	—	17,958	173	1,734	—
Total	16,958	73	2,048	—	17,958	173	1,734	—
Total
Commercial loans, excluding PPP	22,185	101	15,832	19	25,099	256	13,589	115
Commercial real estate loans – owner occupied	5,399	61	6,297	—	5,925	61	6,367	—
Commercial real estate loans – all other	—	—	—	—	612	—	—	—
Consumer loans	160	—	221	—	164	—	172	—
Total	$27,744	$162	$22,350	$19	$31,800	$317	$20,128	$115

The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $363 thousand and $596 thousand during the three months ended June 30, 2021 and 2020, respectively, and $664 thousand and $1.2 million during the six months ended June 30, 2021 and 2020, respectively.
Troubled Debt Restructurings (“TDRs”)
Pursuant to the FASB's ASU No. 2011-2, A Creditor’s Determination of whether a Restructuring is a Troubled Debt Restructuring, the Bank's TDRs totaled $8.8 million at June 30, 2021. There were $6.7 million TDRs as of December 31, 2020. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the form of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower’s cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower’s loan will be reinstated. TDRs do not include short term loan modifications made on a good faith basis in response to COVID-19, per Section 4013, Temporary Relief from Troubled Debt Restructurings, of the CARES Act. As of June 30, 2021, we had three loans with an outstanding balance of $5.5 million that were under a payment deferral as a result of COVID-19. There were no loans restructured as TDRs during the three months ended June 30, 2020.

The following table presents loans restructured as TDRs during the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30, 2021			June 30, 2020
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial loans	2	$2,546	$946	—	$—	$—
Commercial real estate – owner occupied	1	4,890	4,488	—	—	—
	3	7,436	5,434	—	—	—
Nonperforming
Commercial loans	5	$5,177	$3,340	—	$—	$—
	5	5,177	3,340	—	—	—
Total Troubled Debt Restructurings(1)	8	$12,613	$8,774	—	$—	$—

(1)No outstanding loans were restructured during the three and six months ended June 30, 2020.
During the three and six months ended June 30, 2021 and 2020, there were no TDRs that were modified within the preceding 12-month period which subsequently defaulted.

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
    During the three and six months ended June 30, 2021 and 2020, we recognized rent expense associated with our leases as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease cost	(Dollars in thousands)
Finance lease cost:
Operating lease cost	$605	$609	$1,211	$1,218
Short-term lease cost(1)	37	39	74	74
Total lease cost	$642	$648	$1,285	$1,292

Weighted-average remaining lease term—operating leases (in years)	3.87	4.87	3.87	4.87

(1)    Includes leases that are less than 12 months and equipment leases that are accounted for on a cash basis.
    Because we generally do not have access to the rate implicit in the lease, we utilize our borrowing rate with the FHLB as the discount rate.  The weighted average discount rate associated with operating leases as of June 30, 2021 and 2020 is 2.31% and 2.31%, respectively.
    Supplemental balance sheet information related to leases was as follows:

	Financial Statement Classification	June 30, 2021	December 31, 2020
		(Dollars in thousands)
Operating right-of-use assets	Other assets	$8,909	$10,002
Operating lease liabilities	Other liabilities	$9,823	$10,933
    During the six months ended June 30, 2021 and 2020, we had the following cash and noncash activities associated with our leases:

	Six Months Ended June 30,	Six Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases (fixed payments)	$1,228	$1,141

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—

    Maturities of operating lease liabilities as of June 30, 2021 are as follows:

(Dollars in thousands)
For the years ending December 31,
Remainder of 2021	$1,262
2022	2,575
2023	2,662
2024	2,750
2025	1,020
2026 and beyond	—
Total	10,269
Less: Imputed interest	(446)
Total Lease liabilities	$9,823

7. Income Taxes
    For the three and six months ended June 30, 2021, we had income tax expense of $1.5 million and $2.9 million, respectively, as a result of our operating income. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses incurred prior to December 31, 2017 to be carried forward for 20 years from the date of the loss, and based on its evaluation, management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. Due to the hierarchy of evidence that the accounting rules specify, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset at June 30, 2021. Significant positive evidence included our three-year cumulative income position, the expectation that we will have positive earnings for the year based on positive income in eleven of the last twelve trailing quarters, forecasted net income for the year, and retained earnings.
    For the three months ended June 30, 2020, we had an income tax expense of $800 thousand, as a result of our operating income, and for the six months ended June 30, 2020, we had an income tax benefit of $190 thousand as a result of our year-to-date operating loss. During the three and six months ended June 30, 2020, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset. Based on this evaluation, management believed that the Company would be able to realize the deferred tax asset within the period that our operating losses may be carried forward. Significant positive evidence included our three-year cumulative income position, the expectation that we will continue to have positive earnings based on positive income in eleven of the last twelve trailing quarters, and forecasted net income for the year. Negative evidence at June 30, 2020 included our accumulated deficit, net loss for the quarter, and deterioration in asset quality.
We file income tax returns with the U.S. federal government and the State of California. As of June 30, 2021, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2017 to 2020 tax years and the Franchise Tax Board for California state income tax returns for the 2016 to 2020 tax years. Net operating losses on our U.S. federal and California state income tax returns may be carried forward up to 20 years. In June 2020, the State of California suspended the use of net operating losses for the years 2020, 2021, and 2022, and extended the carryover periods for these years. As of June 30, 2021, we do not have any unrecognized tax benefits.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three months ended June 30, 2021 and 2020.

8. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan, which was amended at the Annual Shareholders meeting held in May 2013 (the “2010 Incentive Plan”), and which superseded our shareholder-approved 2008 and 2004 Equity Incentive Plans (the “Previously Approved Plans”). As of June 30, 2021, there were no options to purchase shares of our common stock granted under the Previously Approved Plans. As of June 30, 2021, there were options to purchase a total of 219,114 shares of our common stock and 29,505 shares of our unvested restricted stock grants under the 2010 Incentive Plan.
In May 2019, our shareholders approved the adoption of our 2019 Equity Incentive Plan (the “2019 Incentive Plan”), which authorized and set aside a total of 2,000,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. Since approval of the 2019 Incentive Plan, no additional awards will be issued under the 2010 Incentive Plan, although awards outstanding under the 2010 Incentive Plan will remain outstanding and will continue to be governed by the terms of the 2010 Incentive Plan and any applicable award agreements. Under the terms of the 2019 Incentive Plan, any forfeited options or unvested restricted stock grants that had been issued under the Previously Approved Plans or the 2010 Incentive Plan will not be available for future equity incentive grants. Each restricted stock option or restricted stock unit issued under the terms of the 2019 Incentive Plan will be counted against the share limit as 2.5 shares, while each stock option or SAR issued will be counted as one share against the share limit. As of June 30, 2021, there were outstanding options to purchase a total of 250,000 shares of our common stock, 75,000 shares of our unvested restricted stock units, and 149,999 shares of our unvested restricted stock grants under the 2019 Incentive Plan. As of June 30, 2021, there remain 1,038,695 shares available for future grants under the 2019 Incentive Plan.
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
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options, restricted shares, SARs and stock units that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at June 30, 2021 under the 2010 Incentive Plan and the 2019 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company, under the 2010 Incentive Plan and the 2019 Incentive Plan, has also granted restricted stock and stock units for the benefit of its employees and directors. These restricted shares vest over a period ranging from three to five years for employees and one year for directors while the stock units vest over a period of one to five years. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients of stock units have no rights of a stockholder. The recipients do not pay any cash consideration for the shares or stock units.
Stock Options
There were no stock options granted during the three and six months ended June 30, 2021 or 2020. The following table summarizes the stock option activity under the Company’s equity incentive plans during the six months ended June 30, 2021 and 2020, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2021		2020
Outstanding – January 1,	589,587	$7.01	1,009,466	$6.98
Granted	—	—	—	—
Exercised	(119,329)	6.06	(10,728)	4.66
Forfeited/Canceled	(1,144)	7.83	(399,008)	6.98
Outstanding – June 30,	469,114	7.25	599,730	7.02
Options Exercisable – June 30,	262,716	$7.17	314,112	$6.66
Options Vested – June 30,	262,716	$7.17	314,112	$6.66
Options to purchase 103,329 and zero shares of our common stock were exercised during the three months ended June 30, 2021 and 2020, respectively, and 119,329 and 10,728, during the six months ended June 30, 2021 and 2020, respectively. The aggregate intrinsic value of options exercised during the three months ended June 30, 2021 and 2020 was $251 thousand and zero, respectively, and $289 thousand and $29 thousand, respectively, during the six months ended June 30, 2021 and 2020. The fair value of options that vested during the three months ended June 30, 2021 and 2020 was $12 thousand and $14 thousand, respectively, and $71 thousand and $97 thousand during the six months ended June 30, 2021 and 2020, respectively.
The following table provides additional information regarding the vested and unvested options that were outstanding at June 30, 2021.

Options Outstanding as of June 30, 2021					Options Exercisable as of June 30, 2021(1)
Exercise Price	Vested	Unvested	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price Per Share
$6.00 – $6.99	130,783	500	$6.70	3.90	130,783	$6.70
$7.00 – $7.99	78,884	200,000	7.31	7.71	78,884	7.24
$8.00 – $8.40	53,049	5,898	8.21	6.65	53,049	8.19
	262,716	206,398	$7.25	6.51	262,716	$7.17

(1)The weighted average remaining contractual life of the options that were exercisable as of June 30, 2021 was 5.24 years.
The aggregate intrinsic value of options that were outstanding and exercisable at June 30, 2021 and December 31, 2020 was $377 thousand and $30 thousand, respectively.

A summary of the status of the unvested options outstanding as of June 30, 2021 and 2020, and changes in the weighted average grant date fair values of the unvested options during the six months ended June 30, 2021 and 2020, are set forth in the following table.

	For the six months ended June 30,
	2021		2020
	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value Per Share	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value Per Share
Unvested at the beginning of the period	233,107	$2.10	334,322	$2.19
Granted	—	—	—	—
Vested	(25,565)	2.78	(34,809)	2.78
Forfeited/Canceled	(1,144)	2.79	(13,895)	2.81
Unvested at the end of the period	206,398	2.02	285,618	2.09
At June 30, 2021, the weighted average period over which nonvested awards were expected to be recognized was 3.11 years.

Restricted Stock
The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the six months ended June 30, 2021 and 2020.

	For the six months ended June 30,
	2021		2020
	Number of Shares	Average Grant Date Fair Value Per Share	Number of Shares	Average Grant Date Fair Value Per Share
Outstanding at the beginning of the period	123,165	$6.63	124,202	$8.44
Granted	113,424	6.69	63,256	5.57
Vested	(56,697)	7.01	(45,649)	8.46
Forfeited	(388)	7.84	(20,473)	8.21
Outstanding at the end of the period	179,504	$6.55	121,336	$6.98

    Stock Units
    There was no activity related to stock units granted, vested and forfeited under our equity incentive plans during the six months ended June 30, 2021 and 2020.

	For the six months ended June 30,
	2021		2020
	Number of Shares	Average Grant Date Fair Value Per Share	Number of Shares	Average Grant Date Fair Value Per Share
Outstanding at January 1,	75,000	$7.33	100,000	$7.33
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30,	75,000	$7.33	100,000	$7.33

Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect to stock options, restricted stock, and stock units outstanding at June 30, 2021, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Stock Units	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
Remainder of 2021	$213	$299	$123	$635
2022	117	346	164	627
2023	—	260	—	260
2024	—	48	—	48
2025 and beyond	—	10	—	10
	$330	$963	$287	$1,580
    The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the three months ended June 30, 2021 and 2020 were $154 thousand and $150 thousand, respectively, in each case net of taxes, and $333 thousand and $301 thousand for the six months ended June 30, 2021 and 2020, respectively, in each case net of taxes.

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

The following table shows how we computed basic and diluted EPS for the three and six months ended June 30, 2021 and 2020.

(In thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Basic EPS:
Net income (loss)	$3,894	$1,905	$7,282	$(455)
Net income (loss) allocable to common shareholders	$3,894	$1,905	$7,282	$(455)
Less earnings allocated to participating securities	43	17	76	—
Earnings (loss) allocated to common shareholders	$3,851	$1,888	$7,206	$(455)
Weighted average common shares outstanding	23,633	23,502	23,598	23,489
Basic earnings (loss) per common share	$0.16	$0.08	$0.31	$(0.02)
Diluted EPS:
Earnings (loss) allocated to common shareholders	$3,894	$1,905	$7,282	$(455)
Weighted average common shares outstanding	23,633	23,502	23,598	23,489
Add dilutive effects of restricted stock grants	188	111	173	—
Add dilutive effects of restricted stock units	75	100	75	—
Add dilutive effects for stock options	59	—	40	—
Weighted average diluted common shares outstanding	23,955	23,713	23,886	23,489
Diluted earnings (loss) per common share	$0.16	$0.08	$0.30	$(0.02)

(1)The basic and diluted earnings per share amounts for the three and six months ended June 30, 2021 and 2020 are the same under both the Treasury Stock Method and the Two-Class Method as prescribed in FASB ASC 260-10, Earnings Per Share.
    The weighted average shares that have an antidilutive effect in the calculation of diluted net income per share and have been excluded from the computations above were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Stock options(1)(2)	16,004	631,995	318,144	782,909

(1)Stock options that were excluded from the computation of diluted earnings per common share for the three and six months ended June 30, 2021 and 2020 as a result of the reported net loss available to common shareholders.
(2)Represents stock options that were excluded from the computation of diluted earnings per common share for the three and six months ended June 30, 2021 and 2020 as a result of the shares being “out-of-the-money.”

10. Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss), net
    Accumulated other comprehensive income (loss), net as of June 30, 2021 and December 31, 2020 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Accumulated Other Comprehensive Income (Loss), Net
	(Dollars in thousands)
Beginning balance as of January 1, 2019	$(1,144)	$(1,144)
Other comprehensive income, net of tax of $62 thousand	577	577
Ending balance as of December 31, 2019	$(567)	$(567)
Other comprehensive income, net of tax of $202 thousand	483	483
Ending balance as of December 31, 2020	$(84)	$(84)
Other comprehensive (loss), net of tax of $323 thousand	(770)	(770)
Ending balance as of June 30, 2021	$(854)	$(854)

11. Commitments and Contingencies
Commitments
To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At June 30, 2021 and December 31, 2020, we were committed to fund certain loans including letters of credit amounting to approximately $314 million and $347 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represent the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $350 thousand at both June 30, 2021 and December 31, 2020.
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
Borrowings
At June 30, 2021 and December 31, 2020, our borrowings and contractual obligations consisted of the following:

(Dollars in thousands)	June 30, 2021	December 31, 2020
FHLB advances—short-term	$—	$10,000
Total	$—	$10,000

At June 30, 2021, $413 million of loans were pledged to support our FHLB borrowings and our unfunded borrowing capacity. As of June 30, 2021, we had unused borrowing capacity of $281 million with the FHLB. There were no outstanding borrowings at any month-end during the quarter. At June 30, 2021 and December 31, 2020, commercial and consumer loans of $124 million and $146 million, respectively, were pledged to secure borrowings from the FRB to support our unfunded borrowing capacity of $84 million and $106 million, respectively.
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
    Based on our evaluation of lawsuits and other proceedings that were pending against us as of June 30, 2021, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our results of operations or cash flows for any particular reporting period.

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
The following table sets forth information regarding the net interest income and noninterest income for our commercial banking segment for the three and six months ended June 30, 2021 and 2020.

(Dollars in thousands)	Commercial	Other(1)	Total
Net interest income for the three months ended June 30,
2021	$11,846	$(145)	$11,701
2020	$13,486	$(168)	$13,318
Noninterest income for the three months ended June 30,
2021	$2,861	$4	$2,865
2020	$1,159	$12	$1,171
Net interest income for the six months ended June 30,
2021	$24,707	$(268)	$24,439
2020	$25,155	$(364)	$24,791
Noninterest income for the six months ended June 30,
2021	$4,595	$8	$4,603
2020	$2,248	$17	$2,265
Segment Assets at:
June 30, 2021	$1,534,234	$244	$1,534,478
December 31, 2020	$1,586,916	$674	$1,587,590

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
The following table sets forth the capital and capital ratios of the Bank (on a stand-alone basis) at June 30, 2021, as compared to the regulatory requirements applicable to it.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk Weighted Assets	$191,233	18.0%	$135,506	At least 8.625	$106,375	At least 10.0

Common Equity Tier 1 Capital to Risk Weighted Assets	$177,882	16.7%	$54,517	At least 5.125	$69,144	At least 6.5

Tier 1 Capital to Risk Weighted Assets	$177,882	16.7%	$70,474	At least 6.625	$85,100	At least 8.0

Tier 1 Capital to Average Assets	$177,882	11.3%	$62,843	At least 4.0	$78,554	At least 5.0
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt correct action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. At June 30, 2021, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution under the capital adequacy guidelines described above.
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
    The Bank is currently Well Capitalized under federal banking regulations that apply to all United States-based banks, with approximately $85 million of capital in excess of what is required for the Bank to be Well Capitalized using the ratio of Total Capital to Risk Weighted Assets. The Company has approximately $10 million of capital that it could contribute to the Bank should it be needed. In the event that future loan and leases loss and/or tax provisions reduce our capital surplus, we would be required to undertake measures to return the Bank's capital ratios to Well Capitalized levels, which could include but not be limited to raising additional capital or reducing the Bank's asset size. We believe that we would have access to equity and debt markets to secure additional capital for the Bank should the need arise, but we have no certainty regarding the extent of the availability of these markets at the time such need would arise.
    Increased demand for liquidity by our clients is another impact that we anticipate could occur should the COVID-19 effects be prolonged. As of June 30, 2021, we believe the Company and the Bank's on-balance sheet liquidity was very strong. Combined with our contingent liquidity resources, we believe that the Bank has sufficient resources to meet the liquidity needs of our clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing our reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

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
In addition to the risk of incurring loan losses and provision for loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: the possibility that the merger with Banc of California does not close when expected or at all because required regulatory, or other approvals, financial tests or other conditions to closing are not received or satisfied on a timely basis or at all; changes in Banc of California’s or our stock price before closing, including as a result of the companies’ financial performance prior to closing, general stock market movements, and the performance of other financial companies and peer group companies; the risk that the anticipated benefits of the merger may not be fully realized or may take longer to realize than expected, including as a result of changes in general economic and market conditions, interest and exchange rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which Banc of California and we operate; Banc of California’s ability to promptly and effectively integrate our businesses following the merger; the reaction to the transaction of the companies’ customers, employees and counterparties; diversion of management time on merger-related issues; deteriorating economic conditions and macroeconomic factors such as unemployment rates and the volume of bankruptcies, as well as changes in monetary, fiscal or tax policy to address the impact of COVID-19, any of which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk that steps we have taken to strengthen our overall credit administration are not effective; the risk of a recession in the United States economy, and domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not succeed in further reducing our remaining nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of other real estate owned and would continue to incur expenses associated with the management and disposition of those assets; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities; the risk that our efforts to develop a robust commercial banking platform may not succeed; and the risk that we may be unable to realize our expected level of increasing deposit inflows. Many of the foregoing risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Readers of this Report are encouraged to review the additional information regarding these and other risks and uncertainties to which our business is subject that is contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (as amended, the “2020 Form 10-K”) that we filed with the Securities and Exchange Commission (“SEC”) on March 15, 2021, as such information may be updated from time to time in subsequent Quarterly Reports on Form 10-Q that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three and six months ended, and our financial condition at, June 30, 2021.
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

Recent Developments

On March 22, 2021, Pacific Mercantile Bancorp entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Banc of California. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Pacific Mercantile Bancorp will merge with and into Banc of California (the “Merger”), with Banc of California surviving the Merger. Promptly following the Merger, the Bank will merge with and into Banc of California’s wholly-owned bank subsidiary, Banc of California, National Association, a national banking association (the “Bank Merger”). Banc of California, National Association will be the surviving bank in the Bank Merger. The Merger Agreement was adopted and approved by the Board of Directors of each of Pacific Mercantile Bancorp and Banc of California. The closing of the Merger, which is expected to occur in the third quarter of 2021, is contingent upon receipt of necessary regulatory approvals, along with the satisfaction of other customary closing conditions.

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
As of June 30, 2021, our total assets, net loans and total deposits were $1.5 billion, $1.1 billion and $1.3 billion, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the six months ended June 30, 2021 and 2020, we operated as one reportable segment, Commercial Banking.
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
    The Bank is currently Well Capitalized under federal banking regulations that apply to all United States-based banks, with approximately $85 million of capital in excess of what is required for the Bank to be Well Capitalized using the ratio of Total Capital to Risk Weighted Assets. The Company has approximately $10 million of capital that it could contribute to the Bank should it be needed. In the event that future loan and leases loss and/or tax provisions reduce our capital surplus, we would be required to undertake measures to return the Bank's capital ratios to Well Capitalized levels, which could include but not be limited to raising additional capital or reducing the Bank's asset size. We believe that we would have access to equity and debt markets to secure additional capital for the Bank should the need arise, but we have no certainty regarding the extent of the availability of these markets at the time such need would arise.
    Increased demand for liquidity by our clients is another impact that we anticipate could occur should the COVID-19 effects be prolonged. As of June 30, 2021 the Company and the Bank's on-balance sheet liquidity was very strong and combined with our contingent liquidity resources, we believe that the Bank has sufficient resources to meet the liquidity needs of our clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing our reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

Results of Operations
Operating Results for the Three and Six Months Ended June 30, 2021 and 2020
    Our operating results for the three and six months ended June 30, 2021, compared to the same period in June 30, 2020, were as follows:

	Three Months Ended June 30,		2021 vs. 2020 % Change	Six Months Ended June 30,		2021 vs. 2020 % Change
	2021	2020		2021	2020
	(Dollars in thousands)
Interest income	$12,539	$15,580	(19.5)%	$26,237	$30,349	(13.5)%
Interest expense	838	2,262	(63.0)%	1,798	5,558	(67.7)%
Provision for loan and lease losses	—	2,850	(100.0)	—	9,050	(100.0)%
Noninterest income	2,865	1,171	144.7%	4,603	2,265	103.2%
Noninterest expense	9,193	8,934	2.9%	18,857	18,651	1.1%
Income tax expense (benefit)	1,479	800	84.9%	2,903	(190)	(1,627.9)%
Net income (loss)	$3,894	$1,905	104.4%	$7,282	$(455)	(1,700.4)%

Interest Income
Three Months Ended June 30, 2021 and 2020
    Total interest income decreased 19.5% to $12.5 million for the three months ended June 30, 2021 from $15.6 million for the three months ended June 30, 2020. This was primarily due to a decrease in interest earned on loans as a result of a lower average yield and lower average balance during the three months ended June 30, 2021 as compared to the same period prior year, and a decrease in PPP fee income compared to the same quarter prior year. During the three months ended June 30, 2021 and 2020, interest income on loans was $12.2 million and $15.3 million, respectively, yielding 3.99% and 4.62% on average loan balances of $1.22 billion and $1.33 billion, respectively.
During the three months ended June 30, 2021 and 2020, interest income from our securities available-for-sale and stock was $317 thousand and $210 thousand, respectively, yielding 2.55% and 2.41% on average balances of $49.8 million and $35.0 million, respectively. Interest income from our short-term investments, including our Federal Funds sold and interest-bearing deposits, was $66 thousand and $79 thousand for the three months ended June 30, 2021 and 2020, respectively, yielding 0.10% and 0.10% on average balances of $257.1 million and $322.0 million, respectively. The increase in interest income from our securities available-for-sale and stock was primarily attributable to a higher average balance and higher average yield. As a result, total interest income on investments increased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Six Months Ended June 30, 2021 and 2020
Total interest income decreased 13.5% to $26.2 million for the six months ended June 30, 2021 from $30.3 million for the six months ended June 30, 2020. This was primarily due to a decrease in interest income on loans and short-term investments during the six months ended June 30, 2021 as compared to the same prior year period. During the six months ended June 30, 2021 and 2020, interest income on loans was $25.5 million and $29.1 million, respectively, yielding 4.16% and 4.78% on average loan balances of $1.24 billion and $1.22 billion, respectively. The increase in the average loan balances is attributable to our participation in the Paycheck Protection Program. The decrease in average loan yield is primarily attributable to the Federal Reserve Board decreasing short-term interest rates in the first quarter of 2020 in response to the economic conditions cause by the outbreak of COVID-19.
During the six months ended June 30, 2021 and 2020, interest income from our securities available-for-sale and stock was $633 thousand and $471 thousand, respectively, yielding 2.47% and 2.67% on average balances of $51.7 million and $35.4 million, respectively. The average securities balances increased as a result of purchases of $10.0 million in available for sale securities during the six months ended June 30, 2021. Interest income from our short-term investments, including our Federal Funds sold and interest-bearing deposits, was $118 thousand and $800 thousand for the six months ended June 30, 2021 and 2020, respectively, yielding 0.10% and 0.59% on average balances of $229.5 million and $271.3 million, respectively. The decrease in interest income from our short-term investments was primarily attributable to a decrease in the average yield for the six months ended June 30, 2021 as a result of the Federal Reserve Board cutting short-term interest rates in the first quarter of 2020 in response to the economic conditions caused by the outbreak of COVID-19. As a result, total interest income on investments decreased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Interest Expense
Three Months Ended June 30, 2021 and 2020
Total interest expense decreased 63.0% to $838 thousand for the three months ended June 30, 2021 from $2.3 million for the three months ended June 30, 2020. The decrease was primarily due to a decrease in our cost of funds from 0.95% at June 30, 2020 to 0.44% at June 30, 2021, in addition to a decrease in the average balance of interest-bearing liabilities from $957.9 million at June 30, 2020 to $771.4 million at June 30, 2021, which consisted of deposits, borrowings and junior subordinated debentures. The decrease to our cost of funds is primarily attributable to our ongoing focus on reducing costs of deposits by monitoring and lowering interest rates in response to the current interest rate environment and actively managing our deposit portfolio away from higher costing money market deposits and certificates of deposit and into noninterest bearing deposits. Interest expense on our certificates of deposit for the three months ended June 30, 2021 and 2020 was $461 thousand and $1.4 million, respectively, with a cost of funds of 0.96% and 2.12% on average balances of $192.3 million and $260.4 million, respectively.

Six Months Ended June 30, 2021 and 2020
Total interest expense decreased 67.7% to $1.8 million for the six months ended June 30, 2021 from $5.6 million for the six months ended June 30, 2020. The decrease was primarily due to a decrease in our cost of funds from 1.24% at June 30, 2020 to 0.47% at June 30, 2021 and a decrease in the average balance of interest-bearing liabilities of $902.0 million at June 30, 2020 to $764.5 million at June 30, 2021, which consisted of deposits, borrowings and junior subordinated debentures. Our cost of funds decreased as a result of our ongoing focus on reducing costs of deposits by monitoring and lowering interest rates in response to the current interest rate environment and actively managing our deposit portfolio away from higher costing money market deposits and certificates of deposit and into noninterest bearing deposits. Interest expense on our certificates of deposit for the six months ended June 30, 2021 and 2020 was $1.0 million and $3.0 million, respectively, with a cost of funds of 1.06% and 2.21% on average balances of $198.4 million and $268.2 million, respectively.
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
The following tables set forth information regarding our average balances, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and six months ended June 30, 2021 and 2020. Average balances are calculated based on average daily balances.

	Three Months Ended June 30,
	2021			2020
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$257,133	$66	0.10%	$322,023	$79	0.10%
Securities available for sale and stock(2)	49,765	317	2.55%	35,000	210	2.41%
Loans(3)	1,222,889	12,156	3.99%	1,331,270	15,291	4.62%
Total interest-earning assets	1,529,787	12,539	3.29%	1,688,293	15,580	3.71%
Noninterest-earning assets
Cash and due from banks	17,997			16,622
All other assets	23,438			28,048
Total assets	$1,571,222			$1,732,963
Interest-bearing liabilities:
Interest-bearing checking accounts	$193,113	$42	0.09%	$103,164	$25	0.10%
Money market and savings accounts	368,367	189	0.21%	454,877	567	0.50%
Certificates of deposit	192,307	461	0.96%	260,354	1,371	2.12%
Other borrowings	55	—	—%	122,015	130	0.43%
Junior subordinated debentures	17,527	146	3.34%	17,527	169	3.88%
Total interest bearing liabilities	771,369	838	0.44%	957,937	2,262	0.95%
Noninterest bearing liabilities
Demand deposits	618,404			606,481
Accrued expenses and other liabilities	17,574			18,649
Shareholders’ equity	163,875			149,896
Total liabilities and shareholders’ equity	$1,571,222			$1,732,963
Net interest income		$11,701			$13,318
Net interest income/spread			2.85%			2.76%
Net interest margin			3.07%			3.17%

(1)Short-term investments consist of Federal Funds sold and interest bearing deposits that we maintain at other financial institutions.
(2)Stock consists of FHLB stock and FRBSF stock.
(3)Loans include the average balance of nonaccrual loans.

	Six Months Ended June 30,
	2021			2020
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$229,469	$118	0.10%	$271,310	$800	0.59%
Securities available for sale and stock(2)	51,742	633	2.47%	35,422	471	2.67%
Loans(3)	1,236,790	25,486	4.16%	1,224,134	29,078	4.78%
Total interest-earning assets	1,518,001	26,237	3.49%	1,530,866	30,349	3.99%
Noninterest-earning assets
Cash and due from banks	17,899			16,698
All other assets	23,114			26,601
Total assets	$1,559,014			$1,574,165
Interest-bearing liabilities:
Interest-bearing checking accounts	$166,805	$69	0.08%	$103,260	$113	0.22%
Money market and savings accounts	380,388	401	0.21%	435,205	1,864	0.86%
Certificates of deposit	198,419	1,047	1.06%	268,200	2,951	2.21%
Other borrowings	1,354	11	1.64%	77,821	263	0.68%
Junior subordinated debentures	17,527	269	3.09%	17,527	367	4.21%
Total interest bearing liabilities	764,493	1,797	0.47%	902,013	5,558	1.24%
Noninterest bearing liabilities
Demand deposits	614,675			502,514
Accrued expenses and other liabilities	17,412			19,175
Shareholders’ equity	162,434			150,463
Total liabilities and shareholders’ equity	$1,559,014			$1,574,165
Net interest income		$24,440			$24,791
Net interest income/spread			3.02%			2.75%
Net interest margin			3.25%			3.26%

(1)Short-term investments consist of Federal Funds sold and interest bearing deposits that we maintain at other financial institutions.
(2)Stock consists of FHLB stock and FRBSF stock.
(3)Loans include the average balance of nonaccrual loans.

The following table sets forth changes in interest income, including loan fees, and interest paid in the three months ended June 30, 2021 and 2020 and the extent to which those changes were attributable to changes in (i) the volumes of or the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020 Increase (Decrease) due to Changes in			Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$(16)	$3	$(13)	$(107)	$(575)	$(682)
Securities available for sale and stock(2)	94	13	107	201	(39)	162
Loans	(1,169)	(1,966)	(3,135)	291	(3,883)	(3,592)
Total earning assets	(1,091)	(1,950)	(3,041)	385	(4,497)	(4,112)
Interest expense
Interest-bearing checking accounts	20	(3)	17	48	(92)	(44)
Money market and savings accounts	(92)	(286)	(378)	(210)	(1,253)	(1,463)
Certificates of deposit	(295)	(615)	(910)	(636)	(1,268)	(1,904)
Borrowings	(65)	(65)	(130)	(407)	155	(252)
Junior subordinated debentures	—	(23)	(23)	—	(98)	(98)
Total interest-bearing liabilities	(432)	(992)	(1,424)	(1,205)	(2,556)	(3,761)
Net interest income	$(659)	$(958)	$(1,617)	$1,590	$(1,941)	$(351)

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
    We recorded no provision for loan and lease losses during the three and six months ended June 30, 2021 as the level of allowance built earlier in the prior year in anticipation of credits impacted by COVID-19 eventually migrating to nonperforming status continued to be sufficient to reflect the actual migration trends experienced in the portfolio. We recorded a provision for loan and lease losses of $2.9 million and $9.1 million during the three and six months ended June 30, 2020 as a result of total charge-offs of $2.2 million and $4.5 million, respectively, increases in classified and non-performing loans, and qualitative factor increases related to COVID-19.
See “—Financial Condition—Nonperforming Assets and Allowance for Loan and Lease Losses” below in this Item 2 for additional information regarding the ALLL.

Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
	Amount	Amount	Percentage Change	Amount	Amount	Percentage Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(Dollars in thousands)
Service fees on deposits and other banking services	$814	$625	30.2%	$1,634	$1,147	42.5%
Net gain on sale of securities available for sale	396	—	100.0%	536	—	100.0%
Net loss on sale of other assets	(47)	(53)	(11.3)%	(93)	(47)	97.9%
Net gain on sale of loans	878	—	100.0%	878	—	100.0%
Other noninterest income	824	599	37.6%	1,648	1,165	41.5%
Total noninterest income	$2,865	$1,171	144.7%	$4,603	$2,265	103.2%

Three Months Ended June 30, 2021 and 2020
    Noninterest income increased by $1.7 million, or 144.7%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily as a result of:
•Net gain on sale of loans of $878 thousand during the three months ended June 30, 2021, primarily related to the outsourcing of our commercial credit card product that did not occur same period prior year, and
•Net gain on sale of securities available for sale of $396 thousand in the current quarter that did not occur same period prior year, and
•An increase of $225 thousand in other noninterest income which included credit card fee income and referral fees related to the outsourcing of PPP loan servicing, and
•An increase of $189 thousand in service fees on loans and deposits and other banking services during the second quarter of 2021 as compared to the same quarter of the prior year.

Six Months Ended June 30, 2021 and 2020
    Noninterest income increased $2.3 million, or 103.2%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily as a result of:
•Net gain on sale of loans of $878 thousand during the six months ended June 30, 2021, primarily related to the outsourcing of our commercial credit card product that did not occur same period prior year, and
•Net gain on sale of securities available for sale of $536 thousand in the current year that did not occur same period prior year, and
•An increase of $487 thousand in service fees on loans and deposits and other banking services during the six months ended June 30, 2021 as compared to the same period of the prior year, and
•An increase of $483 thousand in other noninterest income which included credit card fee income and referral fees related to the outsourcing of PPP loan servicing.

Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense during the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	Amount	Amount	Percent Change	Amount	Amount	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$5,517	$5,462	1.0%	$11,178	$11,531	(3.1)%
Occupancy	753	668	12.7%	1,409	1,339	5.2%
Equipment and depreciation	485	508	(4.5)%	980	959	2.2%
Data processing	506	592	(14.5)%	1,068	1,236	(13.6)%
FDIC expense	80	210	(61.9)%	365	403	(9.4)%
Professional fees	680	702	(3.1)%	1,562	1,563	(0.1)%
Merger related expenses	584	—	100.0%	971	—	100.0%
Business development	144	137	5.1%	265	309	(14.2)%
Loan related expense	15	152	(90.1)%	172	277	(37.9)%
Insurance	71	63	12.7%	141	126	11.9%
Other operating expenses (1)	358	440	(18.6)%	746	908	(17.8)%
Total noninterest expense	$9,193	$8,934	2.9%	$18,857	$18,651	1.1%

(1)Other operating expenses primarily consist of telephone, investor relations, promotional, regulatory expenses, and correspondent bank fees.

Three Months Ended June 30, 2021 and 2020
    Noninterest expense increased $259 thousand, or 2.9%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily as a result of:
•Accounting and legal expenses of $584 thousand related to the proposed merger with Banc of California, and
•An increase of $85 thousand in occupancy expense related to expired tenant improvement credits also related to the proposed merger with Banc of California, partially offset by
•A decrease of $290 thousand in other noninterest expense primarily related to business development and other operating expenses, and
•A decrease of $130 thousand in FDIC insurance expense based on an adjustment to the assessment rate based on a decrease in average asset size and improved asset quality.
Six Months Ended June 30, 2021 and 2020
    Noninterest expense increased $206 thousand, or 1.1%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily as a result of:
•Accounting and legal expense of $971 thousand related to the proposed merger with Banc of California, partially offset by
•A decrease of $353 thousand in salaries and employee benefits primarily related to the staffing changes made at the Bank during the second quarter of 2020, and
•A decrease of $464 thousand in other noninterest expense primarily related to business development and other operating expenses.

Provision for Income Tax
For the three and six months ended June 30, 2021, we had income tax expense of $1.5 million and $2.9 million, respectively, as a result of our operating income, compared to an income tax expense of $800 thousand and income tax benefit of $190 thousand, respectively, for the three and six months ended June 30, 2020, as a result of our operating income for the quarter and operating loss year-to-date. During the three and six months ended June 30, 2021 and June 30, 2020, management determined that there continued to be enough positive evidence to support no valuation allowance on our deferred tax asset, and based on this evaluation, concluded that the Company would be able to realize the deferred tax asset within the period that our operating losses may be carried forward. Positive evidence as of June 30, 2021 included our three-year cumulative income position, forecasted net income for the year, and significant improvements in our asset quality during the year. In addition, negative evidence as of June 30, 2020 such as an accumulated deficit, net loss year-to-date, and deterioration in asset quality were remedied over the course of the following year, and resulted in retained earnings, net income, and significant decreases in nonaccrual and classified loans as of June 30, 2021.

Financial Condition
Assets
Our total assets decreased by $53 million at June 30, 2021 compared to December 31, 2020. The following table sets forth the composition of our interest earning assets at:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$344,357	$274,245
Interest-bearing time deposits with financial institutions	1,597	1,597
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	7,898	7,910
Securities available for sale, at fair value	24,321	42,183
Loans (net of allowances of $17,268 and $17,452, respectively)	1,096,179	1,209,587

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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of June 30, 2021 and December 31, 2020:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
Securities available for sale at June 30, 2021:
Commercial mortgage backed securities issued by U.S. Agencies	$24,580	$—	$(589)	$23,991
Residential mortgage backed securities issued by U.S. Agencies	331	2	(3)	330
Corporate subordinated indentures	—	—	—	—
Total securities available for sale	$24,911	$2	$(592)	$24,321
Securities available for sale at December 31, 2020:
Commercial mortgage backed securities issued by U.S. Agencies	$20,585	$214	$(126)	$20,673
Residential mortgage backed securities issued by U.S. Agencies	14,061	379	(4)	14,436
Corporate subordinated indentures	7,035	42	(3)	7,074
Total securities available for sale	$41,681	$635	$(133)	$42,183

The amortized cost of securities available for sale at June 30, 2021 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, if any, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	June 30, 2021 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
Commercial mortgage backed securities issued by U.S. Agencies	$366	1.30%	$2,322	1.22%	$9,809	1.10%	$12,083	1.41%	$24,580	1.26%
Residential mortgage-backed securities issued by U.S. Agencies	331	1.68%	—	—%	—	—%	—	—%	331	1.30%
Total securities available for sale	$697	1.48%	$2,322	1.22%	$9,809	1.10%	$12,083	1.41%	$24,911	1.27%

Loans

    The outbreak of COVID-19 will continue to have an impact on our loan portfolio as we experience a prolonged period of economic uncertainty that affects a broad range of industries in which our customers operate. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans. As a result of these risks, we have provided for additional losses in our provision for loan and lease losses with increased qualitative factors to reflect the current economic environment. Our participation in the PPP has allowed us to assist hundreds of our customers in securing funding from the SBA. The Bank was able to begin processing applications for PPP loans on April 3, 2020, the very first day the SBA began accepting applications, due to the preparations made by the Bank at the end of the first quarter 2020. The Bank has been able to process loan applications for approximately $390 million, which was largely for the benefit of the Bank's existing clients who have been impacted by COVID-19. The decrease in our loan portfolio in the second quarter of 2021 is primarily due to the forgiveness of these PPP loans by the SBA.
The following table sets forth the composition, by loan category, of our loan portfolio at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans, excluding PPP	$284,416	25.6%	$337,427	27.6%
Commercial loans - PPP	177,961	16.0%	229,728	18.8%
Commercial real estate loans – owner occupied	186,522	16.8%	197,336	16.1%
Commercial real estate loans – all other	204,486	18.4%	194,893	15.9%
Residential mortgage loans – multi-family	160,563	14.4%	159,182	13.0%
Residential mortgage loans – single family	9,511	0.9%	12,766	1.0%
Construction and land development loans	11,907	1.1%	11,766	1.0%
Consumer loans	76,325	6.8%	80,759	6.6%
Total loans	1,111,691	100.0%	1,223,857	100.0%
Deferred loan origination costs, net	1,756		3,182
Allowance for loan and lease losses	(17,268)		(17,452)
Loans, net	$1,096,179		$1,209,587
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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at June 30, 2021:

	June 30, 2021
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$16,651	$20,618	$118,212	$155,481
Fixed rate	15,183	82,432	149,819	247,434
Commercial loans
Floating rate	24,982	85,101	21,513	131,596
Fixed rate	142,363	168,010	20,408	330,781
Total	$199,179	$356,161	$309,952	$865,292

(1)Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $170.1 million and $76.3 million, respectively, at June 30, 2021.
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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at June 30, 2021 and December 31, 2020:

	At June 30, 2021	At December 31, 2020
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$22,936	$30,928
Commercial real estate	830	8,814
Consumer	138	174
Total nonaccrual loans	$23,904	$39,916
Total nonaccrual loans to total loans	2.18%	3.30%
Loans past due 90 days and still accruing interest:
Commercial loans	$—	$5,675
Total loans past due 90 days and still accruing interest	$—	$5,675
Other nonperforming assets:
Other foreclosed assets	137	231
Total nonperforming assets	$24,041	$40,147
Restructured loans:
Accruing loans	$5,434	$—
Nonaccruing loans (included in nonaccrual loans above)	3,340	6,712
Total restructured loans	$8,774	$6,712
As the table above indicates, total nonperforming assets decreased by approximately 16.1 million, or 40%, to $24.0 million as of June 30, 2021 from $40.1 million as of December 31, 2020. The decrease in our nonaccrual loans resulted primarily from $22.6 million of payoffs or pay downs on our nonaccrual loans and $540 thousand of charge-offs, partially offset by $7.1 million of additions during the six months ended June 30, 2021.
Information Regarding Impaired Loans. At June 30, 2021, loans deemed impaired totaled $29.3 million as compared to $39.9 million at December 31, 2020. We had an average investment in impaired loans of $31.8 million for the six months ended June 30, 2021, as compared to $20.1 million for the six months ended June 30, 2020. The interest that would have been earned during the six months ended June 30, 2021 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $664 thousand.
The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with Accounting Standards Codification 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$19,055	$7,908	41.5%	$19,958	$2,711	13.6%
Impaired loans without specific reserves	10,283	—	—	19,958	—	—
Total impaired loans	$29,338	$7,908	27.0%	$39,916	$2,711	6.8%
The $10.6 million decrease in impaired loans to $29.3 million at June 30, 2021 from $39.9 million at December 31, 2020 was primarily attributable to $12.5 million in principal payments, $4.6 million returned to accrual, $538 thousand charged-off, partially offset by $7.1 million in additions to impaired loans during the six months ended June 30, 2021. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at June 30, 2021, $7.9 million specific reserves were required on our impaired loans and that all impaired loans were otherwise well secured and adequately collateralized.
Allowance for Loan and Lease Losses. The ALLL totaled $17.3 million, representing 1.55% of total loans outstanding at June 30, 2021, as compared to $17.5 million, or 1.43% of loans outstanding, at December 31, 2020. Total loans at June 30, 2021 included $178.0 million of PPP loans that are 100% government guaranteed. The ALLL to total loans excluding the PPP loans at this date was 1.85%, which is a non-GAAP financial measure.
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

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the six months ended June 30, 2021 and 2020.

	Commercial	Real Estate	Construction and land Development	Consumer and Single Family Mortgages	Unallocated	Total
	(Dollars in thousands)
ALLL for the six months ended June 30, 2021:
Balance at beginning of year	$11,255	$3,964	$137	$2,096	$—	$17,452
Charge-offs	(525)	—	—	(15)	—	(540)
Recoveries	273	29	—	54	—	356
Provision	1,283	(1,235)	24	(72)	—	—
Balance at June 30, 2021	$12,286	$2,758	$161	$2,063	$—	$17,268
Allowance for loan and lease losses as a percentage of average total loans						1.40%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.55%
Allowance for loan and lease losses as a percentage of nonaccrual loans						72.24%
Ratio of net charge-offs to average loans outstanding (annualized)						0.03%
ALLL for the six months ended June 30, 2020:
Balance at beginning of year	$8,883	$2,897	$34	$1,797	$—	$13,611
Charge-offs	(4,478)	—	—	(84)	—	(4,562)
Recoveries	60	—	—	7	—	67
Provision	7,022	1,836	43	149	—	9,050
Balance at June 30, 2020	$11,487	$4,733	$77	$1,869	$—	$18,166
Allowance for loan and lease losses as a percentage of average total loans						1.48%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.33%
Allowance for loan and lease losses as a percentage of nonaccrual loans						73.60%
Ratio of net charge-offs to average loans outstanding (annualized)						0.74%
    The ALLL decreased by $898 thousand from June 30, 2020 to June 30, 2021 primarily as a result of charge-offs exceeding recoveries and decreases in classified and nonperforming loans during the six months ended June 30, 2021. The reserve for loan losses may include an unallocated amount based upon our judgment as to possible credit losses inherent in the loan portfolio that may not have been captured by historical loss experience, qualitative factors, or specific evaluations of impaired loans. Unallocated reserves may be adjusted for factors including, but not limited to, unexpected or unusual events, volatile market and economic conditions, effects of changes or seasoning in methodologies, regulatory guidance and recommendations, or other factors that may impact borrower operating conditions and loss expectations. Management’s judgment as to unallocated reserves is determined in the context of, but separate from, the historical loss trends and qualitative factors described above. The unallocated reserve for loan losses was zero at June 30, 2021 and December 31, 2020.
    We classify our loan portfolios using asset quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses above in Item 1, provides a summary of loans by portfolio type and asset quality ratings as of June 30, 2021 and December 31, 2020. Loans totaled approximately $1.11 billion at June 30, 2021, a decrease of $112.2 million from $1.22 billion at December 31, 2020. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2020 and June 30, 2021:
•Loans rated “Pass” totaled $1.05 billion, a decrease of $63.4 million from $1.11 billion at December 31, 2020. The decrease was primarily attributable to the $146.5 million of PPP loans forgiven during the six months ended June 30, 2021 in addition to downgrades to “Special Mention” and “Substandard” of $9.5 million and $3.7 million, respectively, and pay downs of principal payments, partially offset by upgrades from "Special Mention" of $10.2 million.

•Loans rated “Special Mention” totaled $9.9 million, a decrease of $11.9 million from $21.8 million at December 31, 2020. The decrease was primarily the result of $10.2 million upgraded to "Pass", $9.6 million of payoffs and principal payments, $1.8 million downgraded to "Substandard", partially offset by $9.5 million downgraded from "Pass".
•Loans rated “Substandard” totaled $48.9 million, a decrease of $40.7 million from $89.6 million at December 31, 2020. This decrease was primarily the result of $36.0 million in principal payments, $7.0 million in upgraded notes, and $4.4 million downgraded to "Doubtful", partially offset by $3.7 million downgraded from "Pass" and $1.8 million downgraded from "Special Mention". The loans downgraded from the "Pass" rating had been rated "Watch", a rating within our "Pass" rating that receives more oversight and attention by management.
•Loans rated "Doubtful" totaled $4.5 million at June 30, 2021, an increase from $641 thousand at December 31, 2020. This increase was the result of $4.4 million downgraded from "Substandard", partially offset by principal payments of $23 thousand.
Our loss migration analysis currently utilizes a series of nineteen staggered 16-quarter migration periods. As a result, for purposes of determining applicable loss factors at June 30, 2021, our migration analysis covered the period from June 30, 2017 to June 30, 2021. We believe this was consistent with and reasonably reflects current economic conditions, portfolio trends and the risks that were inherent in our loan portfolio at June 30, 2021.
The table below sets forth loan delinquencies, by quarter, for the five preceding quarters ended June 30, 2021.

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$541	$578	$9,670	$7,814	$11,857
Commercial real estate	—	—	1,837	1,934	—
Residential mortgages	—	—	—	—	375
Consumer loans	45	45	—	145	180
	586	623	11,507	9,893	12,412
30-89 days:
Commercial loans	2,819	1,447	8,927	14,363	5,912
Commercial real estate	—		—	11,200	1,063
Land development loans	—	—	—	—	—
Consumer loans	39	102	65	53	200
	2,858	1,549	8,992	25,616	7,175
Total Past Due(1)(2):	$3,444	$2,172	$20,499	$35,509	$19,587

(1)Past due balances include nonaccrual loans.

As the above table indicates, total past due loans decreased by $17.1 million, to $3.4 million at June 30, 2021 from $20.5 million at December 31, 2020. Loans past due 90 days or more decreased by $10.9 million, to $586 thousand at June 30, 2021, from $11.5 million at December 31, 2020.
Loans 30-89 days past due decreased by $6.1 million to $2.9 million at June 30, 2021 from $9.0 million at December 31, 2020 primarily attributable to $7.8 million paid current and principal payments of $2.6 million, partially offset by $4.4 million of additions.
Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the six months ended June 30, 2021 and year ended December 31, 2020:

	Six Months Ended June 30, 2021		Year Ended December 31, 2020
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$614,675	—	$588,557	—
Interest-bearing checking accounts	166,805	0.08%	113,711	0.15%
Money market and savings deposits	380,388	0.21%	416,953	0.58%
Time deposits(1)	198,419	1.06%	248,801	1.98%
Total deposits	$1,360,287	0.22%	$1,368,022	0.55%

(1)Comprised of time certificates of deposit in denominations of less than and more than $250,000.
Deposit Totals
Deposits totaled $1.3 billion at June 30, 2021 as compared to $1.4 billion at December 31, 2020. The decrease in deposits was primarily concentrated in noninterest bearing demand deposits related to PPP loan forgiveness, and certificates of deposit as a result of our ongoing focus to actively manage our deposit portfolio away from higher costing deposits. The following table provides information regarding the mix of our deposits at June 30, 2021 and December 31, 2020:

	At June 30, 2021		At December 31, 2020
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Deposits
Noninterest bearing demand deposits	$623,215	46.7%	$647,115	46.8%
Savings and other interest-bearing transaction deposits	528,100	39.6%	522,524	37.8%
Time deposits(1)	183,802	13.8%	213,708	15.4%
Total deposits	$1,335,117	100.0%	$1,383,347	100.0%

(1)Comprised of time certificates of deposit in denominations of less than and more than $250,000.
Certificates of deposit in denominations of $250,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $79.1 million, or 5.9%, of total deposits at June 30, 2021, as compared to $91.0 million, or 6.6%, of total deposits at December 31, 2020.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Maturities	Certificates of Deposit Under $ 250,000	Certificates of Deposit $250,000 or more	Certificates of Deposit Under $ 250,000	Certificates of Deposit $250,000 or more
	(Dollars in thousands)
Three months or less	$26,335	$29,480	$32,155	$31,986
Over three and through six months	26,012	21,627	22,352	18,206
Over six and through twelve months	30,369	21,056	40,222	30,572
Over twelve months	21,986	6,937	27,959	10,256
Total	$104,702	$79,100	$122,688	$91,020
Other Assets and Other Liabilities
    In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet for all leases with a term longer than twelve months, which includes our office operating leases. During the six months ended June 30, 2021, we did not recognize additional operating liabilities or corresponding ROU assets based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. Refer to the Note 1, Significant Accounting Policies and Note 6, Leases above in Item 1 for further detail.

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
Our liquid assets, which included cash and due from banks, Federal Funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding FRBSF and FHLB stock) totaled $363.3 million, which represented 24% of total assets, at June 30, 2021. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future. We believe that during this period of uncertain economic conditions related to COVID-19, our liquidity position is strong, and will be closely monitored as conditions change.
Cash Flow Provided By or Used In Operating Activities. During the six months ended June 30, 2021, operating activities used net cash of $294 thousand, primarily attributable to a $3.5 million increase in other assets, a $2.5 million increase in other liabilities, $1.7 million of net accretion of deferred fees on loans, $878 thousand net gain on sale of loans, $536 thousand net gain on sale of securities, partially offset by our net income of $7.3 million, $1.0 million of accretion of deferred fees on loans, and a $1.5 million increase in accrued interest receivable. During the six months ended June 30, 2020, operating activities provided net cash of $3.1 million, primarily attributable to our a $9.1 million non-cash adjustment related to our provision for loan and lease losses, partially offset by a $1.7 million increase in deferred taxes, net accretion of deferred loan fees of $1.5 million, and a $1.5 million decrease in other liabilities.
Cash Flow Provided By or Used In Investing Activities. During the six months ended June 30, 2021, investing activities provided net cash of $133.0 million, primarily attributable to a $115.7 million decrease in loans, $24.6 million in proceeds from the sale of securities, and $2.8 million of cash provided from maturities of and principal payments on securities available for sale and other stock, partially offset by the purchase of $10.1 million of securities,. During the six months ended June 30, 2020, investing activities used net cash of $237.2 million, primarily attributable to a $240.2 million increase in loans, offset by $3.0 million of cash provided from maturities of and principal payments on securities available for sale and other stock.
Cash Flow Provided By or Used In Financing Activities. During the six months ended June 30, 2021, financing activities used net cash of $57.5 million, which was primarily a $48.2 million decrease in our deposits and a $10.0 million repayment of borrowings. During the six months ended June 30, 2020, financing activities provided net cash of $273.0 million which consisted of a $229.0 million increase in our deposits, which was primarily the result of PPP loans funded by the SBA, and net proceeds of $44.0 million in borrowings.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At June 30, 2021 and December 31, 2020, the loan-to-deposit ratio was 83% and 88%, respectively.
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
The following table sets forth the capital and capital ratios of the Bank (on a stand-alone basis) at June 30, 2021, as compared to the regulatory requirements applicable to it.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk Weighted Assets	$191,233	18.0%	$135,506	At least 8.625%	$106,375	At least 10.0%

Common Equity Tier 1 Capital to Risk Weighted Assets	$177,882	16.7%	$54,517	At least 5.125%	$69,144	At least 6.5%

Tier 1 Capital to Risk Weighted Assets	$177,882	16.7%	$70,474	At least 6.625%	$85,100	At least 8.0%

Tier 1 Capital to Average Assets	$177,882	11.3%	$62,843	At least 4.0%	$78,554	At least 5.0%
    As the above table indicates, at June 30, 2021, the Bank (on a stand-alone basis) qualified as a “well-capitalized” institution under federally mandated capital standards and federally established prompt corrective action regulations. Since June 30, 2021, there have been no events or circumstances known to us which have changed or which are expected to result in a change in the Bank’s classifications as a well-capitalized institution.
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At June 30, 2021, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution under the capital adequacy guidelines described above.
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

Off-Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2021 and December 31, 2020, we were committed to fund certain loans including letters of credit amounting to approximately $314 million and $347 million, respectively.
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
Contractual Obligations
Borrowings. At June 30, 2021 and December 31, 2020, our borrowings consisted of the following:

(Dollars in thousands)	June 30, 2021	December 31, 2020
FHLB advances—short-term	$—	$10,000
Total	$—	$10,000

At June 30, 2021, $413 million of loans were pledged to support our unfunded borrowing capacity. At June 30, 2021, we had unused borrowing capacity of $281 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the three months ended June 30, 2021 was zero from the FHLB. The highest amount of borrowings outstanding at any month end in 2020 consisted of $124.0 million of borrowings from the FHLB. At June 30, 2021 and December 31, 2020, commercial and consumer loans of $124 million and $146 million, respectively, were pledged to secure borrowings from the FRB to support our unfunded borrowing capacity of $84 million and $106 million, respectively.
Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At June 30, 2021, we had outstanding approximately $17.5 million principal amount of Debentures, of which $17.0 million would qualify as additional Tier 1 capital for regulatory purposes as of June 30, 2021 if we were to surpass the reporting threshold of $3 billion in total assets.
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
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. We have committed to obtaining approval from the FRB and the CDFPI prior to making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. Refer to “Supervision and Regulation” in Item 1 of our 2020 Form 10-K for further detail. As of June 30, 2021, we were current on all interest payments. There can be no assurance that our regulators will approve such payments in the future.

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
There have been no significant changes during the six months ended June 30, 2021 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Policies within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Form 10-K.

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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2021, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
We are subject to legal actions that arise from time to time in the ordinary course of our business. Currently, neither we nor any of our subsidiaries is a party to, and none of our or our subsidiaries’ property is the subject of, any material legal proceeding, except as described below.
On May 4, 2021, Shiva Stein, a purported shareholder of PMBC at the time which Banc of California and PMBC entered into the Merger Agreement, filed a lawsuit against PMBC and the members of its board of directors in the United States District Court for the Central District of California, captioned Stein v. Pacific Mercantile Bancorp, et al., Case No. 2:21-cv-03970 (the “Stein Complaint”). On May 6, 2021, Richard Burke, a purported shareholder of PMBC, filed a lawsuit against PMBC and the current members of the PMBC board of directors in the United States District Court for the Eastern District of New York, captioned Burke v. Pacific Mercantile Bancorp, et al., Case No. 1:21-cv-02532 (the “Burke Complaint”). On May 7, 2021, Matthew Hopkins, a purported shareholder of PMBC, filed a lawsuit against PMBC, the current members of the PMBC board of directors, and Banc of California in the United States District Court for the Southern District of New York, captioned Hopkins v. Pacific Mercantile Bancorp, et al., Case No. 1:21-cv-04125 (the “Hopkins Complaint”). On June 8, 2021, Paul Parshall, a purported shareholder of PMBC, filed a lawsuit against PMBC and the current members of the PMBC board of directors in the Central District of California, captioned Parshall v. Pacific Mercantile Bancorp, et al., Case No. 8:21-cv-01015 (the “Parshall Complaint”; together with the Stein Complaint, Burke Complaint and Hopkins Complaint, the “Complaints”). Of the Complaints, only the Stein Complaint was served upon defendants.
The Stein, Burke, Hopkins, and Parshall Complaints allege that PMBC and its directors violated Section 14(a) of the Exchange Act, along with Rule 14a-9 promulgated thereunder, by filing a Registration Statement on Form S-4 in connection with the pending merger with Banc of California which allegedly contains false statements and omits material information intended to solicit shareholders to vote in favor of the merger. The Hopkins Complaint is the only action that lists Banc of California as a defendant. Both the Stein and Burke Complaints also allege that PMBC violated Section 20(a) of the Exchange Act, whereas the Hopkins Complaint only alleges that Banc of California and the members of PMBC’s board of directors, not PMBC, violated Section 20(a) due to their positions as controlling persons over parties that allegedly knowingly violated Section 14(a), and are thus liable under Section 20(a). The Parshall Complaint only alleges that the members of PMBC’s board of directors violated Section 20(a). The Stein, Burke, Hopkins, and Parshall Complaints seek (1) injunctive relief preliminarily and permanently enjoining consummation of the merger, (2) rescission of the merger and an award of rescissory damages in the event the merger is consummated, (3) injunctive relief directing dissemination of a registration statement that does not contain any untrue statements of material fact and that states all material facts in it or necessary to make the statements contained therein not misleading, (4) a declaration that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act, and (5) an award of costs incurred by plaintiff in bringing the lawsuit, including attorneys’ and experts’ fees.
On June 17, 2021, PMBC filed a report on Form 8-K containing amendments and supplements to the definitive proxy statement filed on May 14, 2021 with respect to the special meeting of shareholders of PMBC held on June 23, 2021. Defendants named in the Complaints believe that such amendments and supplements effectively mooted the claims asserted in the Complaints. On July 28, 2021, the Stein Complaint was voluntarily dismissed. On August 4, 2021, the Burke Complaint was voluntarily dismissed. Plaintiffs in each action has reserved the right to seek payment of an attorney’s fee by PMBC and/or Banc of California in connection with the issuance of such mooting amendments and supplements. At this stage, we cannot predict the amount of any such payment(s).

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

** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2021.

PACIFIC MERCANTILE BANCORP

By:	/s/ BRADFORD R. DINSMORE
Bradford R. Dinsmore
President and Chief Executive Officer
(Principal Executive Officer)

PACIFIC MERCANTILE BANCORP

By:	/s/ CURT A. CHRISTIANSSEN
Curt A. Christianssen
Chief Financial Officer
(Principal Financial Officer)